Form 10-Q
period 1995-03-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1995-05-15
CIK 771998

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1995

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from ____________ to ____________


                           Commission File number: 0-14593


                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
              ---------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


                   California                               33-0104267
           -----------------------------                 ----------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


       400 South El Camino Real, Suite 1100
               San Mateo, California                        94402-1708
          ------------------------------                    -----------
     (Address of principal executive offices)               (Zip Code)

                                    (415) 343-9300
                            ------------------------------
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X      No
                                    ----       ----

            Total number of units outstanding as of March 31, 1995: 35,000

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                       March 31, December 31,
                                                         1995        1994
     Assets                                           ----------  ----------
     ------
     Real estate investments, at cost:
       Land                                          $   7,885   $   7,885
       Buildings and improvements                       14,047      13,991
                                                      ---------   ---------
                                                        21,932      21,876
       Less accumulated depreciation and
        amortization                                    (4,316)     (4,198)
                                                      ---------   ---------
         Net real estate investments                    17,616      17,678

     Real estate held pending foreclosure, net           7,365       7,468
     Investment in unconsolidated joint venture            203         404
     Cash and cash equivalents                           2,150       2,297
     Accounts receivable, net                              146         147
     Restricted cash                                        45           -
     Prepaid expenses and other assets, net                180         107
     Notes receivable from unconsolidated
      joint venture                                        695         683
     Deferred financing costs and other fees, net          175         203
                                                      ---------   ---------
                                                     $  28,575   $  28,987
                                                      =========   =========
     Liabilities and Partners' Equity (Deficit)
     ------------------------------------------
     Notes payable - secured                         $  25,103   $  25,205
     Accounts payable                                       13           2
     Accrued expenses                                      260         196
     Deferred income and security deposits                  69          59
                                                      ---------   ---------
        Total liabilities                               25,445      25,462
                                                      ---------   ---------
     Partners' equity (deficit):
       General Partner                                    (197)       (189)
       Limited Partners, 35,000 limited
        partnership units outstanding                    3,327       3,714
                                                      ---------   ---------
        Total partners' equity                           3,130       3,525
                                                      ---------   ---------
                                                     $  28,575   $  28,987
                                                      =========   =========

                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)


                                                        Three months ended
                                                             March 31,
                                                        ------------------
                                                        1995         1994
                                                       -------      -------
          Revenues:
           Operating                                 $  1,058      $  1,406
           Interest and other                              44            24
                                                     --------      --------
             Total revenues                             1,102         1,430
                                                     --------      --------
          Expenses:
           Operating (including $64 and $125
             paid to affiliates in the three
             months ended March 31, 1995 and
             1994, respectively)                          342           491
           Interest                                       528           604
           Depreciation and amortization                  277           366
           General and administrative (including
             $146 and $152 paid to affiliates
             in the three months ended March 31,
             1995 and 1994, respectively)                 175           169
                                                     --------      --------
             Total expenses                             1,322         1,630
                                                     --------      --------
          Loss before equity in loss of
           unconsolidated joint venture                 (220)         (200)

          Equity in loss of unconsolidated
           joint venture                                (175)         (176)
                                                     --------      --------
          Net loss                                  $   (395)     $   (376)
                                                     ========      ========

          Net loss per limited partnership
           "Current Unit"                           $ (31.47)     $ (29.94)
                                                     ========      ========










                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                  For the three months ended March 31, 1995 and 1994
                                     (Unaudited)
                                                              Total
                          General      Limited Partners      Limited   Partners'
                          Partner   Current Deferred Growth  Partners  Equity
                          -------   ------- -------- ------  --------  -------
   Balance at
    December 31, 1993      $ (557)   $3,714   $   -  $   -   $3,714     $3,157

   Net loss                    (8)     (368)      -      -     (368)      (376)
                          -------    ------   -----  -----   ------     ------
   Balance at
    March 31, 1994         $ (565)   $3,346   $   -  $   -   $3,346     $2,781
                           ======    ======   =====  =====   ======     ======



   Balance at
    December 31, 1994      $ (189)   $3,714   $   -  $   -   $3,714     $3,525

   Net loss                    (8)     (387)      -      -     (387)      (395)
                           ------    ------   -----  -----   ------     ------
   Balance at
    March 31, 1995         $ (197)   $3,327   $   -  $   -   $3,327     $3,130
                           ======    ======   =====  =====   ======     ======






















                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                             Three months ended
                                                                  March 31,
                                                             ------------------
                                                              1995        1994
                                                             ------      ------
     Cash flows from operating activities:
     Net loss                                               $ (395)     $ (376)
     Adjustments to reconcile net loss to
      net cash provided by operating activities:
        Depreciation and amortization                          277         366
        Equity in loss of unconsolidated joint venture         175         176
     Changes in assets and liabilities:
      Accounts receivable                                        1         (12)
      Prepaid expenses and other assets                        (73)        (98)
      Deferred financing and other fees                         (3)         (6)
      Accounts payable                                          11          14
      Accrued expenses                                          64          90
      Deferred income and security deposits                     10           6
                                                            -------     -------
     Net cash provided by operating activities                  67         160
                                                            -------     -------
     Cash flows from investing activities:
      Property additions                                       (55)          -
      Payments received on notes receivable
        from unconsolidated joint venture                       -           87
      Additions to notes receivable from
        unconsolidated joint venture                           (12)         (6)
     Net cash provided by (used in) investing activities       (67)         81
                                                            -------     -------
     Cash flows from financing activities:
        Notes payable principal payments                      (102)       (107)
        Increase in restricted cash                            (45)          -
                                                            -------     -------
     Cash used in financing activities                        (147)       (107)
                                                            -------     -------
     Net increase (decrease) in cash and cash equivalents     (147)        134

     Cash and cash equivalents at beginning of period        2,297           7
                                                            -------     -------
     Cash and cash equivalents at end of period             $2,150      $  141
                                                            =======     =======
     Supplemental disclosure of cash flow information:
        Cash paid for interest                              $  499      $  656
                                                            =======     =======





                   See accompanying notes consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -----------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), at March 31, 1995 and December 31, 1994, and the related consolidated statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1995 and 1994.

          Certain  items  in  the  1994  financial  statements  have   been
          reclassified  to   conform  to   the  1995   financial  statement
          presentation.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited  financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation ("Glenborough"), an affiliate of Glenborough Realty Corporation, has been compensated for property management services. The following amounts paid to Glenborough are included in operating expenses for the three months ended March 31, 1995 and 1994:

                                                         1995       1994
                                                         ------    ------
             Management fees                          $  46,000  $ 72,000
             Property salaries (reimbursed)              18,000    53,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $146,000 and $152,000 by the Partnership for such expenses during the three months ended March 31, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    March 31, 1995
                                     (Unaudited)

          Note 4.   NOTES RECEIVABLE FROM UNCONSOLIDATED JOINT VENTURE
                    --------------------------------------------------
          Notes receivable from an unconsolidated joint venture consist of several notes receivable from the Huntington Breakers Apartments, Ltd., A California Limited Partnership ("Breakers Partnership") and interest accrued monthly on such advances. During 1995, the Partnership accrued $12,000 in interest on a portion of the outstanding notes balances.

          Note 5.   REAL ESTATE HELD PENDING FORECLOSURE
                    ------------------------------------
          On March 6, 1995, management of 175 South West Temple, a 145,075 square foot office building in Salt Lake City, Utah, owned by 175 South West Temple Associates, was turned over as part of a pending completion of a negotiated foreclosure, to a receiver for the lender, in advance of the debt's May 1, 1995 maturity. Cash generated from the operations of the property while management was under the receiver has been reflected as restricted cash. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This was part of an agreement which relieved the Partnership, as the general partner of the joint venture owning the property, of its guarantee for a portion of the outstanding debt.

          On April 27, 1995, the deed of trust was foreclosed and the lender obtained title to the property. The outstanding debt (including previously deferred interest) was $10,022,000 while net assets approximated $6,738,000 resulting in an extraordinary gain on foreclosure of approximately $3,284,000 which will be recorded in the second quarter of 1995.

          Item 2.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          Liquidity and Capital Resources
          -------------------------------
          Outlook Income/Growth Fund VIII was formed to invest in improved real estate which would: (i) generate sufficient cash flow to pay expenses and to provide funds for cash distributions; (ii) increase equity through reduction of mortgages; and (iii) have potential for appreciation.

          The Partnership has three types of units: (i) Current Units; (ii) Deferred Units; and (iii) Growth Units. Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly-leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended June 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended June 30, 1988, at which time distributions were suspended. At this time distributions remain suspended and management is unable to predict when distributions will resume.

          The Partnership experienced negative cash flow from operations for the three months ended March 31, 1995, after debt service payments, leasing expenses and capital and tenant improvements. The Partnership's relatively high debt ratio has continued to be a burden on its cash flow. The general partner has recognized this and has been exploring various means by which the Partnership may reduce its high debt ratio. In that regard, the Partnership has retained a relatively high cash position to meet future operating requirements and for possible future deleveraging.

          As of March 31, 1995, the balance in prepaid expenses and other assets has increased by $73,000 from the balance as of December 31, 1994, which in large part is the result of amounts held by lenders in impound accounts for the payment of property taxes for 175 South West Temple and Silver Creek Plaza which will be paid later in 1995.

          As of March 31, 1995, accrued expenses have increased by $64,000 from the balance as of December 31, 1994, which is the result of an increase in accrued property taxes for all properties in the Partnership. The taxes will be paid later in the year.

          On April 25, 1995, ownership of 175 South West Temple, a property in a joint venture where the Partnership was the general partner, was turned over to the lender in a negotiated foreclosure sale prior to the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This negotiated foreclosure relieved the Partnership of its guarantee for a portion of the outstanding debt.

          Management's continuing overall goal is to preserve and protect the Partnership's assets. As discussed above, the ongoing business plan for the Partnership is to strive to improve its cash flow within the limitations of local market conditions, reduce debt and build reserves. Additionally, the general partner is actively pursuing the restructuring of existing debt at lower interest rates to help facilitate the overall plan. The Partnership also continues to strive to maintain stable operations and endure the challenges of the market by keeping distributions suspended and offering experienced day to day management of income and expenditures.

          Results of Operations
          ---------------------
          Despite relatively stable average occupancy at virtually all remaining properties, total rental revenues decreased from $1,406,000 during the three months ended March 31, 1994 to $1,058,000 during the three months ended March 31, 1995. This $348,000 decrease is primarily due to the June 1994 sale of the Las Palomas Apartments. Also related to this sale is the increase in interest and other revenue during the three months ended March 31, 1995 over the same period in 1994 due to the short-term investment of the sale proceeds.

          As would be expected as a result of the property sale, operating expenses, interest expense and depreciation and amortization decreased in the first quarter of 1995 compared to the first quarter of 1994.

          175 South West Temple:
          175 South West Temple was in the process of being turned over to the lender in a amicable foreclosure at March 31, 1995. A receiver was appointed and began managing the property on March 6, 1995 as part of the completion of the foreclosure which occurred on April 25, 1995. Extraordinary gain on this foreclosure of approximately $3,284,000 will be recognized in the second quarter of 1995.

          San Mar Plaza:
          San Mar Plaza was 98% occupied at March 31, 1995. Occupancy has remained at this level since 1993 despite the stagnant economy of the property's suburban Texas market. During this period, management has also been able to increase the average annual rent without jeopardizing the occupancy level. At March 31, 1995, the property had 1,600 square feet of space vacant, two leases totaling 2,100 square feet in which the tenants remained in the space on month to month holdovers, and an additional 1,600 square feet of projected lease expirations in 1995. The two leases totaling 2,100 square feet were temporarily held over on month-to-month leases while the tenant currently occupying the 1,600 square feet of space expiring later in 1995 is expected to renew their lease. Management continues to market its vacant spaces, primarily targeting national franchises and multi-unit regional operators. In 1995, the Partnership has budgeted $8,600 for tenant improvements and leasing commissions to support this activity and has allocated $30,500 for security lighting in the parking areas.

          Silver Creek:
          Silver Creek was 83% occupied at March 31, 1995, which was one percentage point less than the March 31, 1994 occupancy and equivalent to the market average and activity level for it's San Jose area. The surrounding market is stable but potential tenants are rate and tenant improvement sensitive. Management offered flexibility in marketing the vacant suites with build-to-suit terms and below original proforma budget rent to move in. In the first quarter of 1995, one tenant occupying 2,300 square feet renewed its lease while a tenant occupying 7,000 square feet of space has expressed an intent to vacate their space upon their May 1995 lease expiration. Management has negotiated with a prospective tenant to lease 10,370 square feet in the latter part of 1995, which encompasses the anticipated 7,000 square foot vacancy discussed above. In addition, management has been actively marketing the vacant parcels and is currently negotiating to fully lease the vacant parcels (ground leases). The Partnership has budgeted $56,000 for tenant improvements and leasing commissions to support these leasing activities and has allocated $19,000 for capital improvements to the parking lot in 1995.

          The Huntington Breakers Apartments:
          The Huntington Breakers Apartments joint venture arrangement was very complex and included an income guaranty from the developer to the Partnership. The developer defaulted on the income guaranty and no amounts were ever paid. Following lengthy negotiations, the developer agreed to pay the guaranteed amounts, but the Partnership allowed the payments to be deferred and collected as a priority claim against future cash flow. Under the joint venture agreement, the Partnership has an annual cash flow priority of $700,000. The property has never reached this cash flow and no guarantee amounts have ever been received.

          The property was 92% occupied at March 31, 1995 and March 31, 1994 which is favorable when compared to the average occupancy for competing apartment complexes in the same area. The City of Huntington Beach underwent major redevelopment during 1992 and 1993 and the market has good potential but not without heavy competition. Lower occupancies in competing complexes have led the competition to offer heavy concessions and lower rental rates, but management has been able to hold back from offering rent concessions and major rate reductions of its own. If the competition continues to cut their rental rates, management may be driven to respond accordingly. Through all this, management has continued an aggressive marketing campaign to attract new tenants and maintain occupancy. Despite these efforts, the property has operated at a negative cash flow so far during 1995 after reserving for semi annual and quarterly debt service payments.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor any of its assets the subject of any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                (a) Exhibits - None

                (b) Reports on Form 8-K

                    Registrant filed a Current Report on Form 8-K, dated April 27, 1995 disclosing the foreclosure on the deed of trust securing the 175 S.W. Temple property and its related pro forma financial information representing the Registrant's December 31, 1994 balance sheet and statement of operations for the year ended December 31, 1994, adjusted to eliminate the balances and operating results of the 175 S.W. Temple property.

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP


                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: May 10, 1995              By:
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director

                                      SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: May 10, 1995              By: /s/  Andrew Batinovich
                                                Andrew Batinovich
                                                Senior Vice President,
                                                Chief Financial Officer
                                                and Director



































                                    Page 12 of 12