Form 10-Q
period 1995-06-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1995-08-14
CIK 771998

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1995

                                          OR

                [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

             for the transition period from ____________ to ____________


                           Commission File number: 0-14593


                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
                          ----------------------------------
                (Exact name of Registrant as specified in its charter)


                    California                              33-0104267
          -------------------------------              --------------------
          (State or other jurisdiction of                (I.R.S. Employer
          incorporation or organization)                Identification No.)


       400 South El Camino Real, Suite 1100
               San Mateo, California                        94402-1708
          ---------------------------------               --------------
     (Address of principal executive offices)               (Zip Code)

                                    (415) 343-9300
                           -------------------------------
                           (Registrant's telephone number)

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -------    --------

            Total number of units outstanding as of June 30, 1995: 35,000

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                        June 30,    December 31,
                                                          1995          1994
                                                        --------      --------
     Assets
     -------
     Real estate investments, at cost:
       Land                                          $   7,885      $   7,885
       Buildings and improvements                       14,065         13,991
                                                      --------       --------
                                                        21,950         21,876
       Less accumulated depreciation and amortization   (4,434)        (4,198)
                                                      --------       --------
             Net real estate investments                17,516         17,678

     Real estate held pending foreclosure, net               -          7,468
     Investment in unconsolidated joint venture             11            404
     Cash and cash equivalents                           1,934          2,297
     Accounts receivable, net                              174            147
     Prepaid expenses and other assets, net                 74            107
     Notes receivable from unconsolidated joint venture    769            683
     Deferred financing costs and other fees, net
       of accumulated amortization of $413 and $786
       for 1995 and 1994, respectively                     179            203
                                                      --------       --------
                                                     $  20,657      $  28,987
                                                      ========       ========
     Liabilities and Partners' Equity (Deficit)
     ------------------------------------------
     Notes payable                                   $  14,965      $  25,205
     Accounts payable                                       -               2
     Accrued expenses                                      122            196
     Deferred income and security deposits                  68             59
                                                      --------       --------
        Total liabilities                               15,155         25,462
                                                      --------       --------
     Partners' equity (deficit):
       General Partner                                      36           (189)
       Limited Partners, 35,000 limited
        partnership units outstanding                    5,466          3,714
                                                      --------       --------
     Total partners' equity                              5,502          3,525
                                                      --------       --------
                                                     $  20,657      $  28,987
                                                      ========       ========

                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Six months ended      Three months ended
                                            June 30,               June 30,
                                         1995      1994         1995      1994
                                       -------- --------     --------  --------
     Revenues:
       Operating                       $ 1,783  $ 2,860      $   725   $ 1,467
       Interest and other                   84       46           40         9
                                        -------  -------      -------   -------
        Total revenues                   1,867    2,906          765     1,476

     Expenses:
     Operating (including $86 and
       $242 paid to affiliates in
       the six months ended
       June 30, 1995 and 1994,
       respectively)                       591    1,055          249       564
     Interest                              901    1,184          373       580
     Depreciation and amortization         476      734          199       368
     General and administrative
       (including $281 and $299
       paid to affiliates in the
       six months ended June 30,
       1995 and 1994, respectively)        351      339          176       170
                                        -------  -------      -------   -------
        Total expenses                   2,319    3,312          997     1,682
                                        -------  -------      -------   -------
     Loss before equity in loss of
       unconsolidated joint venture
       and extraordinary gain             (452)    (406)        (232)     (206)

     Equity in loss of unconsolidated
       joint venture                      (340)    (292)        (165)     (116)
                                        -------  -------      -------   -------
     Loss before extraordinary gain       (792)    (698)        (397)     (322)

     Extraordinary gain on debt
       forgiveness                       2,769        -        2,769         -

     Extraordinary gain on sale of
       property                             -     2,095            -     2,095
                                        -------  -------      -------   -------
     Net income                        $ 1,977  $ 1,397      $ 2,372   $ 1,773
                                        =======  =======      =======   =======
     Net income per limited
       partnership "Current Unit"      $142.47  $107.02      $173.94   $136.96
                                        =======  =======      =======   =======



                  See accompanying notes to consolidated statements.


                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                   For the six months ended June 30, 1995 and 1994
                                     (Unaudited)

                                         Limited Partners       Total
                           General         -------------       Limited Partners'
                           Partner   Current Deferred Growth  Partners   Equity
                          --------   ------- -------- ------  --------   ------

   Balance at
    December 31, 1993      $ (557)   $3,714   $    -  $    -   $3,714    $3,157

   Net income                  81     1,316        -       -    1,316     1,397
                           ------    ------   ------  ------   ------    ------
  Balance at
    June 30, 1994          $ (476)   $5,030   $    -  $    -   $5,030    $4,554
                           ======    ======   ======  ======   ======    ======



   Balance at
    December 31, 1994      $ (189)   $3,714   $    -  $    -   $3,714    $3,525

   Net income                 225     1,752        -       -    1,752     1,977
                           ------    ------   ------  ------   ------    ------
   Balance at
    June 30, 1995          $   36    $5,466   $    -  $    -   $5,466    $5,502
                           ======    ======   ======  ======   ======    ======




















                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                              Six months ended
                                                                  June 30,
                                                             ------------------
                                                              1995        1994
                                                             ------      ------
     Cash flows from operating activities:
     Net income                                           $  1,977    $  1,397
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Extraordinary gain                                  (2,769)     (2,095)
        Depreciation and amortization                          476         734
        Equity in loss of unconsolidated joint venture         340         292
     Changes in assets and liabilities:
      Accounts receivable                                      (27)       (130)
      Prepaid expenses and other assets                         33         (72)
      Deferred financing and other fees                        (96)         72
      Accounts payable                                          (2)          3
      Accrued expenses                                          85          65
      Deferred income and security deposits                      9         (14)
                                                            -------     -------
     Net cash provided by operating activities                  26         252
                                                            -------     -------
     Cash flows from investing activities:
        Additions to real estate investments                   (85)         (2)
        Proceeds from sale of property                           -       9,805
        Payments received on notes receivable
          from unconsolidated joint venture                     60         187
        Additions to notes receivable from
          unconsolidated joint venture                        (146)        (41)
                                                            -------     -------
     Net cash provided by (used in) investing activities      (171)      9,949
                                                            -------     -------
     Cash flows from financing activities:
        Notes payable principal payments                      (218)     (7,339)
                                                            -------     -------
     Cash used in financing activities                        (218)     (7,339)
                                                            -------     -------
     Net increase (decrease) in cash and cash equivalents     (363)      2,862

     Cash and cash equivalents at beginning of period        2,297           7
                                                            -------     -------
     Cash and cash equivalents at end of period           $  1,934    $  2,869
                                                            =======     =======


     Supplemental disclosure of cash flow information:
        Cash paid for interest                            $    885    $  1,378
                                                            =======     =======

                                    - Continued -

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                    - continued -
                                                              Six months ended
                                                                  June 30,
                                                             ------------------
                                                              1995        1994
     Supplemental disclosure of non-cash transaction:        ------      ------
      Foreclosure on real estate:
        Reduction of investment in real estate            $  7,345     $      -
                                                           =======      =======
        Reduction of notes payable                        $(10,022)    $      -
                                                           =======      =======
        Reduction of accrued expenses                     $   (159)    $      -
                                                           =======      =======
        Reduction of deferred financing costs             $     67     $      -
                                                           =======      =======


































                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                    June 30, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -------------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), at June 30, 1995 and December 31, 1994, and the related consolidated statements of operations for the six and three months ended June 30, 1995 and 1994, and the changes in partners' equity and cash flows for the six months ended June 30, 1995 and 1994.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These   unaudited   financial  statements   should  be   read  in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation ("Glenborough"), an affiliate of Glenborough Realty Corporation, has been compensated for property management services. The following amounts paid to Glenborough are included in operating expenses for the six months ended June 30, 1995 and 1994:

                                                  1995         1994
                                                 ------       ------
          Management fees                     $  61,000    $ 143,000
          Property salaries (reimbursed)         25,000       99,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $281,000 and $299,000 by the Partnership for such expenses during the six months ended June 30, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

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

                                    June 30, 1995
                                     (Unaudited)

          Breakers Partnership made partial payments totaling $60,000 on the outstanding balance and was advanced $120,000 by the
          Partnership to supplement its debt service obligations. The Partnership has accrued $26,000 in interest on a portion of the outstanding note balances during the six months ended June 30, 1995.

          Note 5.   EXTRAORDINARY GAIN ON DEBT FORGIVENESS
                    --------------------------------------
          As the 175 South West Temple debt was approaching its May 1, 1995 maturity, the Partnership sought to extend the maturity date. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure.

          On April 27, 1995, the deed of trust was foreclosed and the lender obtained title to the property. The outstanding debt (including previously deferred interest) was $10,022,000 while net assets totaled $7,253,000, resulting in an extraordinary gain on debt forgiveness of $2,769,000.

          Note. 6.  EXTRAORDINARY GAIN ON SALE OF PROPERTY
                    --------------------------------------

          On June 10, 1994, the Partnership sold the Las Palomas Apartments, a 272-unit apartment complex located at 4040 Boulder Highway in Las Vegas, Nevada to the Las Palomas Associates, L.P., a Delaware limited partnership ("the buyer"). The buyer is not affiliated with the Partnership or the Partnership's general partners. The total consideration was $10,387,000 cash. $7,078,000 of the sale proceeds were used to payoff the Partnership's 1st and 2nd trust deed loans, which were formerly secured by the sold property. After the loan payoffs, net settlement and other prorations, including transaction fees of $312,000 payable to the general partners, $2,657,000 of net proceeds were added to the Partnership's reserves. The gain on sale totaled $2,095,000.

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

          The Partnership has three types of units: (i) Current Units; (ii) Deferred Units; and (iii) Growth Units. Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended June 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended June 30, 1988, at which time distributions were suspended. At this time distributions remain suspended and management is unable to predict when distributions will resume.

          The Partnership operated at approximately breakeven for the six months ended June 30, 1995, after debt service payments. The Partnership's relatively high debt ratio has been and continues to be a burden on its cash flow, but has slightly improved since the April 1995, 175 South West Temple negotiated foreclosure discussed below. The general partner continues to explore means by which the Partnership may further reduce its high debt burden.

          On April 27, 1995, ownership of 175 South West Temple, a property in a joint venture where the Partnership was the general partner, was turned over to the lender in a negotiated foreclosure sale prior to the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This negotiated foreclosure relieved the Partnership of its guarantee for a portion of the outstanding debt.

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

          Results of Operations
          ---------------------
          Despite relatively stable average occupancy at San Mar Plaza and Huntington Breakers Apartments, the slight decrease in average occupancy at Silver Creek Plaza coupled with the June 1994 sale of an apartment complex and the April 1995 negotiated foreclosure on 175 South West Temple, discussed above, has resulted in a decrease in total rental revenue from $2,860,000 during the six months ended June 30, 1994 to $1,783,000 during the six months ended June 30, 1995.

          Interest and other revenue has increased during the six and three months ended June 30, 1995 over the same periods in 1994 due to the short-term investment of the June 1994 sale proceeds.

          As would be expected as a result of two property dispositions in 1994 and 1995, operating expenses, interest expense and depreciation and amortization decreased during the six and three months ended June 30, 1995 compared to the same periods in 1994.

          175 South West Temple:

          On March 6, 1995 a receiver was appointed to manage this property as a precursor to the April 27, 1995 negotiated foreclosure, discussed above. An extraordinary gain on debt forgiveness of $2,769,000 was recognized upon the completion of this transaction.

          San Mar Plaza:

          San Mar Plaza was 97% occupied at June 30, 1995, which was one point below the 98% occupancy level at June 30, 1994. At June 30, 1995, the property had 2,650 square feet of space vacant. As far as future space availability, one tenant, occupying 1,050 square feet of space is currently on a month to month holdover while another tenant occupying 1,600 square feet of space is expected to renew their lease when it expires later in 1995. Management continues to market its vacant spaces, primarily targeting national franchises and multi-unit regional operators.

          Silver Creek:

          Silver Creek was 73% occupied at June 30, 1995, which was nine percentage points less than the June 30, 1994 occupancy. The surrounding market is stable but potential tenants are rate and tenant improvement sensitive. In the first half of 1995, one tenant occupying 2,300 square feet renewed its lease while another tenant vacated a 7,000 square foot space upon its May 1995 lease expiration. Another tenant, occupying approximately 3,000 square feet of space is currently under eviction proceedings. With these spaces opening up, management has negotiated with a prospective tenant to lease 14,000 square feet of space in the latter part of 1995, which encompasses the recently vacated 7,000 square foot vacancy discussed above. Management is optimistic that current negotiations will result in new tenants in the second half of 1995. In addition, management continues to actively market its vacant parcel and has recenlty just leased (ground lease) a small pad of the vacant parcel.

          Huntington Breakers Apartments:

          The Huntington Breakers Apartments joint venture arrangement included an income guaranty from the developer to the Partnership. The developer defaulted on the income guaranty and no amounts were ever paid. Following lengthy negotiations, the developer agreed to pay the guaranteed amounts, but the Partnership allowed the payments to be deferred and collected as a priority claim against future cash flow. Under the joint venture agreement, the Partnership has an annual cash flow priority of $700,000. The property has never reached this cash flow and no guaranty amounts have ever been received.

          The property was 96% occupied at June 30, 1995 and June 30, 1994. Lower occupancies in competing complexes have led the competition to offer heavy concessions and lower rental rates, but management has been able to hold back from offering rent concessions and major rate reductions of its own. If the competition continues to cut their rental rates, management may be driven to respond accordingly. Through all this, management has continued an aggressive marketing campaign to attract new tenants and maintain occupancy. Despite these efforts, the property has operated at a breakeven cash flow so far during 1995 after reserving for semi-annual and quarterly debt service payments.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor any of its assets the subject of, any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits - None

               (b)  Reports on Form 8-K

                    The Registrant filed a Current Report on Form 8-K, dated April 27, 1995, presenting a summarization of the negotiated foreclosure of 175 South West Temple along with its related pro forma financial information.

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


                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: August 10, 1995        By:
                                          Andrew Batinovich
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Director






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



                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: August 10, 1995        By: /s/ Andrew Batinovich
                                          Andrew Batinovich
                                          Senior Vice President,
                                          Chief Financial Officer
                                          and Director