Form 10-Q
period 1995-09-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1995-11-15
CIK 771998

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended September 30, 1995

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

          Total  number of  units  outstanding as  of  September 30,  1995:
          35,000

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                     September 30,  December 31,
                                                          1995          1994
                                                        --------      --------
     Assets
     -------
     Real estate investments, at cost:
       Land                                          $   7,885      $   7,885
       Buildings and improvements                       14,049         13,991
                                                      --------       --------
                                                        21,934         21,876
       Less accumulated depreciation and amortization   (4,553)        (4,198)
                                                      --------       --------
             Net real estate investments                17,381         17,678

     Real estate held pending foreclosure, net               -          7,468
     Investment in unconsolidated joint venture              -            404
     Cash and cash equivalents                           1,920          2,297
     Accounts receivable, net                              162            147
     Prepaid expenses and other assets, net                108            107
     Notes receivable from unconsolidated joint venture    721            683
     Deferred financing costs and other fees, net
       of accumulated amortization of $429 and $786
       for 1995 and 1994, respectively                     173            203
                                                      --------       --------
                                                     $  20,465      $  28,987
                                                      ========       ========
     Liabilities and Partners' Equity (Deficit)
     ------------------------------------------
     Notes payable                                   $  15,001      $  25,205
     Accounts payable                                       11              2
     Accrued expenses                                      208            196
     Deferred income and security deposits                  70             59
                                                      --------       --------
        Total liabilities                               15,290         25,462
                                                      --------       --------
     Partners' equity (deficit):
       General Partner                                      29           (189)
       Limited Partners, 35,000 limited
        partnership units outstanding                    5,146          3,714
                                                      --------       --------
     Total partners' equity                              5,175          3,525
                                                      --------       --------
                                                     $  20,465      $  28,987
                                                      ========       ========

                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                        Consolidated Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                       Nine months ended     Three months ended
                                         September 30,          September 30,
                                         1995      1994         1995      1994
                                       -------- --------     --------  --------
     Revenues:
       Operating                       $ 2,371  $ 3,845      $   588   $   985
       Interest and other                  122       74           38        28
                                        -------  -------      -------   -------
        Total revenues                   2,493    3,919          626     1,013

     Expenses:
     Operating (including $141 and
       $315 paid to affiliates in
       the nine months ended
       September 30, 1995 and 1994,
       respectively)                       793    1,394          202       339
     Interest                            1,267    1,666          366       482
     Depreciation and amortization         624    1,021          148       287
     General and administrative
       (including $417 and $438
       paid to affiliates in the
       nine months ended September 30,
       1995 and 1994, respectively)        499      531          148       192
                                        -------  -------      -------   -------
        Total expenses                   3,183    4,612          864     1,300
                                        -------  -------      -------   -------
     Loss before equity in loss of
       unconsolidated joint venture
       and extraordinary gain             (690)    (693)        (238)     (287)

     Equity in loss of unconsolidated
       joint venture                      (340)    (431)           -      (139)
                                        -------  -------      -------   -------
     Loss before extraordinary gain     (1,030)  (1,124)        (238)     (426)

     Extraordinary gain on debt
       forgiveness                       2,680        -          (89)        -

     Extraordinary gain on sale of
       property                             -     2,095            -         -
                                        -------  -------      -------   -------
     Net income (loss)                 $ 1,650  $   971     $   (327)  $  (426)
                                        =======  =======      =======   =======
     Net income (loss) per limited
       partnership "Current Unit"      $116.45  $ 33.02      $(26.02)  $(33.95)
                                        =======  =======      =======   =======


                  See accompanying notes to consolidated statements.

                          OUTLOOK INCOME/GROWTH FUND VIII,
                          A CALIFORNIA LIMITED PARTNERSHIP

               Consolidated Statements of Partners' Equity (Deficit)
                                   (in thousands)

                For the nine months ended September 30, 1995 and 1994
                                     (Unaudited)


                                         Limited Partners       Total
                           General         -------------      Limited  Partners'
                           Partner   Current Deferred Growth  Partners  Equity
                          --------   ------- -------- ------  --------  ------

   Balance at
    December 31, 1993      $ (557)   $3,714   $    -  $    -   $3,714   $3,157

   Net income                 565       406        -       -      406      971
                           ------    ------   ------  ------   ------   ------
   Balance at
    September 30, 1994     $    8    $4,120   $    -  $    -   $4,120   $4,128
                           ======    ======   ======  ======   ======   ======



   Balance at
    December 31, 1994      $ (189)   $3,714   $    -  $    -   $3,714   $3,525

   Net income                 218     1,432        -       -    1,432    1,650
                           ------    ------   ------  ------   ------   ------
   Balance at
    September 30, 1995     $   29    $5,146   $    -  $    -   $5,146   $5,175
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

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                              Nine months ended
                                                                September 30,
                                                             ------------------
                                                              1995        1994
                                                             ------      ------
     Cash flows from operating activities:
     Net income                                           $  1,650     $   971
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Extraordinary gain                                  (2,680)     (2,095)
        Depreciation and amortization                          624       1,021
        Equity in loss of unconsolidated joint venture         340         431
     Changes in assets and liabilities:
      Accounts receivable                                      (15)        (89)
      Prepaid expenses and other assets                         (4)       (165)
      Deferred financing and other fees                       (108)         72
      Accounts payable                                           9         (22)
      Accrued expenses                                         161          79
      Deferred income and security deposits                     11         (19)
                                                            -------     -------
     Net cash provided by (used in) operating activities       (12)        184
                                                            -------     -------
     Cash flows from investing activities:
        Additions to real estate investments                   (68)        (13)
        Proceeds from sale of property                           -       9,805
        Payments received on notes receivable
          from unconsolidated joint venture                    140         187
        Additions to notes receivable from
          unconsolidated joint venture                        (178)       (294)
                                                            -------     -------
     Net cash provided by (used in) investing activities      (106)      9,685
                                                            -------     -------
     Cash flows from financing activities:
        Notes payable principal payments                      (259)     (7,390)
                                                            -------     -------
     Cash used in financing activities                        (259)     (7,390)
                                                            -------     -------
     Net increase (decrease) in cash and cash equivalents     (377)      2,479

     Cash and cash equivalents at beginning of period        2,297           7
                                                            -------     -------
     Cash and cash equivalents at end of period           $  1,920    $  2,486
                                                            =======     =======


     Supplemental disclosure of cash flow information:
        Cash paid for interest                            $  1,246    $  1,859
                                                            =======     =======

                                    - Continued -

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                    - continued -
                                                              Nine months ended
                                                                September 30,
                                                             ------------------
                                                              1995        1994
     Supplemental disclosure of non-cash transaction:        ------      ------
      Foreclosure on real estate:
        Reduction of investment in real estate            $  7,344     $      -
                                                           =======      =======
        Reduction of notes payable                        $ (9,945)    $      -
                                                           =======      =======
        Reduction of accrued expenses                     $   (149)    $      -
                                                           =======      =======
        Reduction of deferred financing costs             $     67     $      -
                                                           =======      =======


































                  See accompanying notes to consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -------------------------------
          In the opinion of Glenborough Realty Corporation, the managing general partner, the accompanying unaudited consolidated financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), at September 30, 1995 and December 31, 1994, and the related consolidated statements of operations for the nine and three months ended September 30, 1995 and 1994, and the changes in partners' equity and cash flows for the nine months ended September 30, 1995 and 1994.

          The Partnership has suspended the recordation of its share of the loss of its unconsolidated joint venture to the extent it creates a negative investment in joint venture. The Partnership will recognize these suspended losses to the extent of future income allocated to the Partnership from the joint venture.

          Note 2.   REFERENCE TO 1994 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1994 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation ("Glenborough"), an affiliate of Glenborough Realty Corporation, has been compensated for property management services. The following amounts paid to Glenborough are included in operating expenses for the nine months ended September 30, 1995 and 1994:

                                                  1995         1994
                                                 ------       ------
          Management fees                     $ 110,000    $ 194,000
          Property salaries (reimbursed)         31,000      121,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $417,000 and $438,000 by the Partnership for such expenses during the nine months ended September 30, 1995 and 1994, respectively. Such amounts are included in general and administrative expenses.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                                  September 30, 1995
                                     (Unaudited)

          Note 4.   NOTES RECEIVABLE FROM UNCONSOLIDATED JOINT VENTURE
                    --------------------------------------------------
          Notes receivable from an unconsolidated joint venture consist of several notes receivable from the Huntington Breakers Apartments, Ltd., A California Limited Partnership ("Breakers Partnership") and interest accrued monthly on such advances. During 1995, Breakers was advanced $140,000 by the Partnership to supplement its debt service obligations, but these advances were paid off during the same period. The Partnership has accrued $38,000 in interest on a portion of the outstanding note balances during the nine months ended September 30, 1995.

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

          On April 27, 1995, the deed of trust was foreclosed and the lender obtained title to the property. The outstanding debt (including previously deferred interest) was $9,945,000 while net assets totaled $7,265,000, resulting in an extraordinary gain on debt forgiveness of $2,680,000.

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

          The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,428 units currently outstanding); and (iii) Growth Units (14,275 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended September 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended September 30, 1988, at which time distributions were suspended. At this time distributions remain suspended and management is unable to predict when distributions will resume.

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

          Results of Operations
          ---------------------
          The June 1994 sale of an apartment complex and the April 1995 negotiated foreclosure on 175 South West Temple, discussed above, account for the majority of the decrease in total rental revenue from $3,845,000 during the nine months ended September 30, 1994 to $2,371,000 during the nine months ended September 30, 1995. Additionally, while the Partnership has experienced relatively stable average occupancy at San Mar Plaza and Huntington Breakers Apartments, there has been a decrease in average occupancy at Silver Creek Plaza.

          Interest and other revenue has increased during the nine months ended September 30, 1995 over the same period in 1994 due to the short-term investment of the June 1994 sale proceeds. The modest increase in interest and other revenue during the three months ended September 30, 1995 over the three months ended September
          30, 1994 is a direct result of additional advances made to Huntington Breakers, an unconsolidated joint venture during the quarter ended September 30, 1994.

          As would be expected as a result of two property dispositions (discussed above) in 1994 and 1995, operating expenses, general and administrative, interest expense and depreciation and amortization decreased during the nine and three months ended September 30, 1995 compared to the same periods in 1994.

          175 South West Temple:

          On March 6, 1995 a receiver was appointed to manage this property as a precursor to the April 27, 1995 negotiated foreclosure, discussed above. An extraordinary gain on debt forgiveness of $2,680,000 was recognized upon the completion of this transaction.

          San Mar Plaza:

          San Mar Plaza was 97% occupied at September 30, 1995, which was one percent below the 98% occupancy level at September 30, 1994. At September 30, 1995, the property had 2,650 square feet of space vacant. Two tenants, occupying a total of 2,650 square feet of space are currently on month to month holdover leases while another tenant whose lease expired, has vacated its 1,050 square foot space. Management continues to market its vacant spaces, primarily targeting national franchises and multi-unit regional operators.

          Silver Creek:

          Silver Creek was 75% occupied at September 30, 1995, which was seven percentage points less than the September 30, 1994 occupancy. The surrounding market is stable but potential tenants are rate and tenant improvement sensitive. In the first nine months of 1995, one tenant occupying 2,300 square feet renewed its lease while another tenant vacated a 7,000 square foot space upon its May 1995 lease expiration. Another tenant, which occupied approximately 3,000 square feet of space is approximately $29,000 delinquent in back rent and was evicted in September 1995. At this time, management believes that there is a strong possibility of collecting on this back rent. With these spaces opening up, management has been negotiating with a prospective tenant to lease 14,000 square feet of space in the latter part of 1995, which encompasses the recently vacated 7,000 square foot vacancy previously discussed. Management believes that current marketing activity will result in new tenants in the next six to twelve months. In addition, management continues to actively market its vacant spaces and parcels.

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

          The property was 91% occupied at September 30, 1995 and September 30, 1994. Lower occupancies in competing complexes have led the competition to offer heavy concessions and lower rental rates, but management has been able to hold back from offering rent concessions and major rate reductions of its own. If the competition continues to cut their rental rates, management may be driven to respond accordingly. Through all this, management has continued an aggressive marketing campaign to attract new tenants and maintain occupancy. Despite these efforts, the property has operated at a breakeven cash flow so far during 1995 after reserving for semi-annual and quarterly debt service payments.

          PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor any of its assets the subject of, any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

                    (a)  Exhibits

                    Exhibit #
                    ---------
                       27               Financial Data Schedule

                    (b)  Reports on Form 8-K

                    No reports on Form 8-K were required to be filed during this reporting period.

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


                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: November 8, 1995       By:
                                          Andrew Batinovich
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Director

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



                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Realty Corporation,
                                       a California corporation
                                       Managing General Partner




          Date: November 8, 1995       By: /s/ Andrew Batinovich
                                          Andrew Batinovich
                                          Executive Vice President,
                                          Chief Financial Officer
                                          and Director



































                                    Page 13 of 13