Form 10-K405
period 1995-12-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1996-04-01
CIK 771998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                      FORM 10-K

          [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
          For the fiscal year ended December 31, 1995

                                          OR

          [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934.
          For the transition period from         to

                           Commission file number:  0-14593

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
                (Exact name of registrant as specified in its charter)

                     California                           33-0104267
           (State or other jurisdiction                (I.R.S. Employer
          of incorporation or organization)          Identification No.)

       400 South El Camino Real, Suite 1100
               San Mateo, California                      94402-1708
               (Address of principal                      (Zip Code)
                executive offices)

          Registrant's  telephone  number,   including  area  code:   (415)
          343-9300

           Securities registered pursuant to Section 12(b) of the Act: None

             Securities registered pursuant to Section 12(g) of the Act:

                        Units of Limited Partnership Interest
                                   (Title of class)

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X        No

          No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.

                      DOCUMENTS INCORPORATED BY REFERENCE: None
                              NO EXHIBIT INDEX REQUIRED
                                        PART I

          Item 1.   Business

          The Partnership, Outlook Income/Growth Fund VIII, A California Limited Partnership, was formed on June 21, 1985, under the California Revised Limited Partnership Act. The Partnership's public offering commenced on January 24, 1986 and concluded on January 23, 1987, having raised a total of $35,000,000 through the sale of 35,000 limited partnership units. The Partnership's operations began on March 10, 1986, when its impound requirements were met. The former general partner of the Partnership was Outlook Financial Partners, a California general partnership. On May 8, 1992, Glenborough Realty Corporation, as Managing General Partner, and Robert Batinovich, as co-General Partner, (collectively "Glenborough" or "the Managing General Partner") were substituted as the General Partners following the May 4, 1992 receipt of consents from limited partners owning a majority in interest of the outstanding limited partner units. With limited exceptions, Glenborough has exclusive control over the business of the Partnership, including the right to manage the Partnership's assets.

          The Partnership's primary business is to invest in and operate existing income-producing properties (or interests therein), which are expected to generate cash from rentals in excess of that required to meet the operating expenses of the respective properties, as well as the expenses of the Partnership.

          At December 31, 1995, the Partnership owned interests in three properties (individually, a "Property" or collectively the "Properties"), which are more fully described in Item 2. The Properties are managed on behalf of the Partnership by Glenborough Corporation, an affiliate of the Managing General Partner.

          Competition

          The Managing General Partner believes that characteristics influencing the competitiveness of a real estate project are the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors with respect to commercial and industrial properties are the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and additional tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although the Managing General Partner believes the Partnership's Properties are competitive with comparable properties as to those factors within the Partnership's control, continued over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the Properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its Properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated or refinance a Property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

          Working Capital

          The Partnership's practice is to maintain cash reserves for normal repairs, replacements, working capital and other contingencies. The Partnership knows of no statistical information which allows comparison of its cash reserves to those of its competitors.

          Other Factors

          Federal, state and local statutes, ordinances and regulations which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment do not presently have a material effect on the operations of the Properties nor on the capital expenditures, earnings or competitive position of the Partnership.

          The Partnership  does not directly  employ any individuals.   All
          regular employees rendering services on behalf of the Partnership are employees of Glenborough or its affiliates.

          The business of the Partnership to date has involved only one industry segment. The Partnership has no foreign operations and the business of the Partnership is not seasonal.

          Item 2.   Properties

          At December 31, 1995, the Partnership had interests in the following properties:

          San Mar Plaza

          On June 27, 1986, the Partnership purchased San Mar Plaza, a shopping center in the City of San Marcos, Hays County, Texas. Total consideration paid of $10,219,000 included cash of $3,219,000 and assumption of a first deed of trust in the original amount of $7,000,000 to which the property is subject.

          The property is located at the intersection of Interstate 35 and Texas State Highway 80 affording the property high visibility. San Marcos is approximately halfway between the cities of Austin and San Antonio. San Mar Plaza is a multi-tenant community retail center of concrete tilt-wall construction. The center consists of seven buildings and approximately 96,206 of rentable square feet on 10.3 acres of land. It was constructed in 1982 and expanded in early 1986. There is parking for approximately 446 cars.



          San Marcos has experienced major economic growth and business development during the last five years as a result of growth in the high-tech, State government, academia, medical, development and finance areas. This growth coupled with the property's desirable location, high curb appeal, lack of increased competition and aggressive marketing and negotiation by management has benefitted San Mar Plaza through increased occupancy in the early 1990's before leveling off at the 97%-98% occupancy levels the past few years. In addition, the property's average annual rent per square foot has gradually increased over the last five years (see table below). With no new supply of commercial retail space developed in 1995, direct competition continues to come from the three existing properties in the area which offered low rental rates ranging from approximately $8.00 to $12.00 per square foot compared to San Mar Plaza's average of $9.81 per square foot in 1995. It is the opinion of management that the competition offered lower rates to compensate for their less than desirable locations and appearances.

          At December 31, 1995, with 2,650 square feet of space vacant plus an additional 6,650 square feet of projected lease expirations in 1996, management continues to negotiate renewals and market its vacant spaces, primarily targeting national franchises and multi-unit regional operators. The current vacancy of 2,650 square feet has two active proposals currently pending. Additionally, it is expected that Hastings Books, Music & Video will expand into the vacant grocery store space currently leased by The Kroger Company. The increased occupancy will significantly improve the property's curbside appeal while leaving approximately 11,000 square feet of prime retail space to be re-leased. If the Kroger/Hastings sublease is completed, the property should continue to enjoy its favorable economic condition with lease rates slightly increasing in 1996. The Partnership has budgeted $95,000 for tenant improvements and leasing commissions to support the anticipated leasing activity.

          The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were:

                              Occupancy Level    Average Annual Effective
          Year                   Percentage        Rent Per Square Foot
          1995                      97%                 $9.81
          1994                      98%                  9.64
          1993                      98%                  9.55
          1992                      94%                  8.87
          1991                      92%                  8.87

          At December 31, 1995, annual effective rental rates ranged from $8.00 to $34.06 per square foot.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          In 1995, management computed an internal cash flow valuation which indicated that the estimated fair value of the property was less than its carrying value. The Partnership believes that it will likely be unable to obtain a favorable refinancing of San Mar Plaza. This resulted in the Partnership recognizing a loss provision for impairment in investment in real estate of $1,015,000 during the year ended December 31, 1995.

          The following three tenants have leased ten percent or more of the net rentable square footage of the property at December 31, 1995. The principal provisions of their leases and the nature of their businesses are:
                                                               Hastings
                                 The Kroger     Lone Star      Books, Music
          Tenant                   Company      Theaters       &     Video,
          Inc.

          Nature of Business     Supermarket    Cinema         Retail

          Lease Term             20 years       20 years       5 years

          Expiration Date        10/31/02       4/30/03        5/31/97

          Square Feet            34,019         13,800         10,962
          (% of Total)           35.4%          14.3%          11.4%

          Annual Rent            $272,148       $151,800       $104,139

          Rent Increases         None           3% in          None
                                                May 1998

          Percentage Rent        1% based on    7.5% based on  4% based on
                                 gross sales    gross sales    gross sales

          Renewal                3-5 year       1-10 year      None
          Options                options        option

          In the opinion of management, the property is in good overall condition and is adequately covered by insurance.

          In 1995, the annual real estate tax rate was approximately 2.424% based upon 100% of the assessed market value, resulting in annual taxes of approximately $92,000.

          The property is owned by the Partnership in fee, secured by a note and first deed of trust and security agreement in the amount of $7,000,000. The note bears interest at an annual rate of 9.38% payable in monthly installments of principal and interest of $60,600 until maturity on August 1, 1996, at which time all principal and interest will be due and payable. At December 31, 1995, the outstanding principal balance of the note was $6,617,000. Management is currently pursuing refinancing possibilities.

          Silver Creek Plaza

          On October 31, 1986, the Partnership purchased an undivided 66.21% interest in a portion of a retail shopping center known as Silver Creek Plaza located in San Jose, California. The Partnership originally purchased its 66.21% interest as part of a joint venture with August Income/Growth Fund VII, an affiliated partnership with similar investment objectives. Total consideration paid by the joint venture was $11,973,000, including a cash investment of $4,433,000 and a $7,540,000 note payable secured by a first deed of trust, to which the property is subject.

          GLENFED Service Corporation ("GLENFED"), an affiliate of the former general partner, foreclosed on August Income/Growth Fund VII's 33.79% minority interest in the Silver Creek Tenancy in Common in August 1991. On October 30, 1991, the Partnership paid $1,208,600 to purchase the same interest from GLENFED. Total consideration paid included $188,600 in cash and a $1,020,000 secured note payable to GLENFED.

          The property is well designed with excellent exposure to Capitol Expressway (a major thoroughfare) and Silver Creek Road in a residential neighborhood of San Jose known as Evergreen Valley. The Partnership's portion of Silver Creek Plaza consists of 154,000 square feet of leasable space and benefits from strong anchor tenants: (i) a 41,000 square foot Safeway supermarket;
          (ii)  a 65,000  square foot  Orchard Supply  Hardware store;  and
          (iii) a 16,000 square foot Walgreen's drugstore. Safeway and Orchard Supply Hardware both own their respective facilities and are not included in the property. Silver Creek Plaza also consists of approximately 83,000 square feet of tenant's parcels (under ground leases), therefore the Partnership's portion of the leasable retail space is approximately 71,000 square feet.

          According to research conducted by the Partnership's property manager, the Evergreen Valley district is one of the few areas in and around San Jose where the economy is stable with a promising outlook. Evergreen Valley is composed of stable, middle class residents, characterized by a highly diverse ethnic population. At December 31, 1995, the actual percent leased in this center, after taking into account Safeway and Orchard Supply Hardware who own their respective spaces, is approximately 92%. In early 1996, two leases totalling 5,000 square feet of space have expired. Both tenants are currently on holdover while lease amendments are being negotiated. Management is optimistic about leasing the vacant spaces since a number of potential tenants have expressed recent interest in the center. Management also believes that the market is strong enough that it can now in upgrade the tenant mix to strengthen the center. The Partnership has budgeted $89,000 for tenant improvements and leasing commissions to support the leasing activity in 1996.

          The occupancy level at December 31, excluding the tenants owning their own space and the spaces under ground leases, expressed as a percentage of the total net rentable square feet, and the average effective annual rent per square foot for the last five years were:

                              Occupancy Level    Average Annual Effective
          Year                   Percentage        Rent Per Square Foot
          1995                      86%                $15.84
          1994                      78%                 18.36
          1993                      88%                 18.89
          1992                      77%                 19.64
          1991                      94%                 17.55

          At December 31, 1995, annual effective rental rates ranged from $2.42 to $30.43 per square foot.

          The following two tenants have leased ten percent or more of the Partnership's net leasable square footage of the property (net of ground leases). The principal provisions of the leases and the nature of the tenants' businesses are:
                                                      Wherehouse
          Tenant                 Walgreen's           Entertainment

          Nature of Business     Retail/Pharmacy      Retail

          Lease Term             30 years             10 years

          Expiration Date        7/31/12              7/27/97

          Square Feet            16,000               8,400
          (% of Total)           22.5%                11.8%

          Annual rent            $159,360             $151,200

          Percentage rent        2% of sales          3% of sales

          Future Rent Increases  None                 None

          Renewal Options        Right to terminate   1-5 year option
                                 in 2002 and 2007     (exercised         by
          2/28/97)

          In the opinion of management, the property is adequately covered by insurance.

          In calendar year 1995, the annual real estate tax rate was approximately 1.103% based upon 100% of the assessed market value, resulting in annual taxes of approximately $171,000.

          The property is owned by the Partnership subject to first and second deeds of trust notes. The first deed of trust note in the amount of $7,335,000 at December 31, 1995, bears interest at an annual rate of 9.75% payable in monthly principal and interest payments of $64,800 until maturity in January 1997, when a balloon payment of approximately $7,275,100 will be due. The second deed of trust note in the amount of $1,007,000 at December 31, 1995, bears interest at the Bank of America prime rate (8.5% at December 31, 1995) plus one percent (1%) until the modified maturity date of December 31, 1996, at which time all remaining principal and interest is due and payable. The original loan agreement called for the loan to mature on November 1, 1994, but was modified to December 31, 1995. It is and has been the Partnership's intent to pursue a refinancing of this property, which it believes it can achieve at reasonable terms. A second loan modification agreement was signed, extending the maturity date to December 31, 1996, but is currently awaiting approval of the senior lienholder. Meanwhile, existing terms remain in force while this modification is reviewed and ratified.

          Huntington Breakers Apartments

          On December 31, 1986, the Partnership purchased 49 general partner units representing an undivided 49% interest in a
          California limited partnership known as Huntington Breakers Apartments, Limited, A California Limited Partnership ("Breakers Partnership"). The 49% interest was acquired for a purchase price of $6,900,000 and assumption of a share of the existing debt. Concurrent with this purchase, the Partnership acquired the right to obtain one additional general partner unit which it acquired in January 1988 for a purchase price of $20,000, increasing its interest in the Breakers Partnership to 50%.

          The joint venture arrangement included an income guarantee from the developer to the Partnership. The developer defaulted on the income guarantee and no amounts were ever paid. Following lengthy negotiations, the developer agreed to pay the guaranteed amounts, but the Partnership allowed payments to be deferred and collected as a priority claim against future cash flow. The Partnership's annual cash flow priority is $700,000. To date, the property has never reached this amount and no income guarantee has ever been paid.

          The Breakers Partnership owns a freshly painted 342-unit apartment community located at 21270 Beach Boulevard, immediately north of Pacific Coast Highway in Huntington Beach, Orange County, California. The property is located less than a quarter of a mile from the beach at Huntington State Park on a major north-south thoroughfare, Beach Boulevard, also known as State Highway 39.

          The property is built in the Cape Cod design with well maintained landscaping throughout the community. It was built over half basements which provide covered parking for the residents, and the entire property is protected by a gated entryway with card key system access. The property was developed in two phases; the first was completed in September 1985 and the second in March 1986.

          Management continues to promote and market Huntington Breakers with its close proximity to the ocean, fitness center, free cable television hookup, planned activities, and gated access. The only truly competitive property is approximately one mile inland and offers larger rooms, more closet space, washer and dryers in apartments, balconies, and two assigned parking stalls per apartment. In 1995, the competition began offering heavy concessions, but management has been able to hold back from offering rent concessions of its own. If the competition continues to cut their rental rates, management may be driven to respond accordingly.

          The 1996 focus is to capitalize on the apartments' advantages such as exciting activity programs, the addition of a putting green, the top of the line fitness center and big screen TV in the clubhouse, making it a more desirable place to live than in the past. The goal is to reduce the number of short-term leases and increase the retention of residents, by offering the above described attractive amenities. $62,000 in capital improvements have been proposed to improve the appearance and condition of the recreational facilities and other common areas in order to maintain the property's appeal.

          The occupancy level at December 31, expressed as a percentage of the total apartments available for rent, and the average rental rate range (from unfurnished to furnished 12 month leases) for the apartments for the last five years were:

                                           1995          1994          1993

          Occupancy Rate                    94%           85%           84%

          Rental Rate Ranges:
          Studio                       $695-895      $695-870      $695-870
          1-Bedroom/
             1-Bath Flat               $745-945    $820-1,020    $820-1,020
             1-Bath Townhouse        $840-1,040    $820-1,020    $820-1,020
          2-Bedroom/
             2-Bath Flat           $1,040-1,090  $1,020-1,270  $1,020-1,270
             2-Bath Townhouse      $1,040-1,290  $1,020-1,270  $1,020-1,270

                                           1992          1991

          Occupancy Rate                    90%           89%

          Rental Rate Ranges:
          Studio                       $648-781      $640-775
          1-Bedroom/
             1-Bath Flat               $779-935    $810-1,000
             1-Bath Townhouse          $787-913      $795-963
          2-Bedroom
             2-Bath Flat           $1,007,1,110  $1,001-1,213
             2-Bath Townhouse        $972-1,159    $977-1,185

          In the opinion of management, the property is adequately covered by insurance.

          In calendar year 1995, the annual real estate tax rate was approximately 1.059% based upon 100% of the assessed market value, resulting in annual taxes of approximately $207,000.

          The property secures first and second deed of trust notes in the amounts of $16,000,000 and $4,500,000, respectively, at December 31, 1995. The first deed of trust note bears an annual interest rate of 7.2% and is payable in semi-annual interest only installments of $576,000 until maturity on July 1, 2014, at which time all remaining principal and interest will be due and payable. The second deed of trust note bears an annual interest rate of 9.75% and monthly interest only installments of approximately $36,600 are required through July 1, 1996, at which time all remaining principal and interest will be due and payable. The Partnership is pursuing a refinancing of this debt which it believes it will achieve prior to the maturity date of the first and second trust deeds.

          The Breakers Partnership must comply with certain covenants related to the aforementioned notes including maintenance of a Net Operating Income/Debt Service Ratio, as defined, of not less than 1.3 to 1.0 and the leasing, and the holding open for lease, of at least 20% of the property's units to tenants qualifying as "low income," as defined. It is management's opinion that the Breakers Partnership is in compliance with all required terms of the loan agreements. See Note 2 to financial statements of the Breakers Partnership for further explanation.

          Item 3.   Legal Proceedings

          On March 6, 1995, management of the 175 South West Temple property was turned over to a receiver for the lender, Mutual Life Insurance Company of New York, in advance of the debt's maturity as part of an agreement which relieved the Partnership (the general partner of 175 South West Temple Associates) of its guarantee for a portion of the outstanding debt.

          Item 4.   Submission of Matters to a Vote of Security Holders

          During the fourth quarter of fiscal year 1995, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                       PART II

          Item 5. Market for Partnerships Common Equity and Related Stockholders Matters

          Market Information

          The units of limited partnership interest in the Partnership (the "Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partners must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

          Holders

          As of December 31, 1995, 863 holders of record held 12,297 Current Units (Current "A" Units); 973 holders of record held 8,428 Deferred Units (Deferred "A" Units); and 1,340 holders of record held 14,275 Growth Units ("B" Units).

          Cash Distributions

          The Partnership paid distributions on the Current Units at an annual rate of 9% from the quarter ended June 30, 1986 through the quarter ended December 31, 1987, and at an annual rate of 6% from January 1, 1988 through the quarter ended June 30, 1988, at which time distributions were suspended.

          At this time, distributions remain suspended and management is unable to predict when distributions will resume. Funds are not expected to become available for distribution to the owners of the Deferred "A" and "B" Units until the properties acquired by the Partnership are either refinanced or sold and all specified priority entitlements have been satisfied.

          At December 31, 1995, holders of Current "A" Units had an original capital balance of $12,297,000 and accumulated priority returns of approximately $8,493,100. Holders of Deferred "A" Units had an original capital balance of $8,428,000 and accumulated priority returns of approximately $12,727,500. Holders of "B" Units had an original capital balance of $14,275,000 and accumulated priority returns of approximately $13,514,200.

          The capital account balance amounts to holders of Current "A" Units are continuing to accrue a priority return at the rate of 9% per annum. The capital account balance amounts to holders of Deferred "A" Units are continuing to accrue a priority return at the rate of 16% per annum. The capital account balance amounts to holders of "B" Units are continuing to accrue a priority return at the rate of 10% per annum. These amounts, however, do not represent obligations of the Partnership, but only represent the amounts which must be paid to the holders of the Units before additional payments will be made to other partners. Reference should be made to the Partnership's partnership agreement for a more complete description of the preferential payments to be made.

          Item 6.   Selected Financial Data

          The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.

                               SELECTED FINANCIAL DATA
                         (In thousands, except per Unit data)

                                  For the year ended
                                     December 31,

                              1995      1994     1993      1992      1991

          Revenue         $  3,101   $  6,928 $  5,574  $  6,297  $  6,856

          Net income
           (loss)         $     61   $    368 $ (1,711) $ (2,099) $ (4,219)

          Net income
          (loss) per:
          "Growth" Unit        ---        ---     ---       ---       ---
          "Deferred" Unit      ---        ---     ---       ---   $(342.87)
          "Current" Unit  $    ---        --- $(136.37) $(194.33) $(101.29)

          Total assets    $ 18,804   $ 28,987 $ 36,165  $ 38,322  $ 48,110

          Notes payable   $ 14,959   $ 25,205 $ 32,690  $ 33,108  $ 40,690

          Item 7.   Management's  Discussion  and  Analysis   of  Financial
                    Condition and Results of Operations

          Liquidity and Capital Resources

          Outlook Income/Growth Fund VIII was formed to invest in improved real estate which will: (i) generate sufficient cash flow to pay expenses and to provide funds for cash distributions; (ii) increase equity through reduction of mortgages; and (iii) have potential for appreciation.

          The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,428 units currently outstanding); and (iii) Growth Units (14,275 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly-leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended September 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended September 30, 1988, at which time distributions were suspended. At this time management is unable to predict when distributions will resume.

          In June 1994, the Partnership sold the Las Palomas Apartment complex located in Las Vegas, Nevada and paid off the related debt. After net settlement and other prorations, including transaction fees payable to the general partners, the Partnership recognized a $2,088,000 gain and received $2,657,000 in net proceeds from the sale. These funds were added to the Partnership's cash reserves and are the primary source of the cash held at December 31, 1995.

          On April 28, 1995, ownership of 175 South West Temple, a property in a joint venture where the Partnership was the general partner, was turned over to the lender in a negotiated deed in lieu of foreclosure prior to the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the San Mar Plaza property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This negotiated foreclosure relieved the Partnership of its guarantee for a portion of the outstanding debt and resulted in the recognition of $2,647,000 in extraordinary gain on debt forgiveness.

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          In 1995, management computed an internal cash flow valuation which indicated that the estimated fair value of the property was less than its carrying value. The Partnership believes that it will likely be unable to obtain a favorable refinancing of this property. This resulted in the Partnership recognizing a loss provision for impairment in investment in real estate of $1,015,000 during the year ended December 31, 1995.

          As of December 31, 1995, the Partnership had $1,816,000 in cash and cash equivalents with $15,154,000 in short-term liabilities, consisting of accounts payable, accrued expenses and notes payable due within twelve months. Management is currently negotiating for an extension on one loan while negotiating for a note replacement on two other loans. The general partner believes that the Partnership's cash reserves should be sufficient to meet future operating requirements.

          The Huntington Breakers joint venture has generated losses in excess of the Partnership's original investment. Such excess losses have been applied as a reduction in the advances to the unconsolidated joint venture. Any future excess losses exceeding the balance in advances to the unconsolidated joint venture will be suspended.

          Management's continuing overall goal is to preserve and protect the Partnership's assets. The ongoing business plan for the Partnership is to strive to improve its cash flow within the limitations of local market conditions, reduce debt and build reserves. Additionally, the general partner is actively pursuing the restructuring of existing debt at lower interest rates to help facilitate the overall plan. The Partnership also continues to strive to maintain stable operations and endure the challenges of the market by suspending distributions and offering experienced day to day management of income and expenditures.

          Results of Operations

          1995 versus 1994

          The June 1994 sale of an apartment complex and the April 1995 negotiated foreclosure of 175 South West Temple, discussed above, account for the majority of the decrease in total rental revenue from $4,718,000 in 1994 to $2,947,000 in 1995. Additionally, while the Partnership has experienced a relatively stable to positive average occupancy rate at all of its properties, the average annual rent per square foot decreased from $18.36 in 1994 to $15.84 in 1995 at Silver Creek Plaza.

          In 1995, management conducted an internal cash flow appraisal which indicated that the estimated fair value of the San Mar Plaza property was less than its carrying value. The Partnership believes that it will likely be unable to obtain a favorable refinancing of this property. This resulted in the Partnership recognizing a loss provision for impairment in investment in real estate of $1,015,000 during the year ended December 31, 1995.

          Interest and other revenue has increased in 1995 over 1994 due to the short-term investment of the June 1994 sale proceeds.

          As would be expected, as a result of two property dispositions in 1994 and 1995, discussed above, operating expenses, interest expense and depreciation and amortization decreased in 1995 compared to 1994.

          1994 versus 1993

          Despite  relatively   stable  to  rising  average   occupancy  at
          virtually all  properties, total rental  revenues decreased  from

          $5,437,000  during 1993 to $4,718,000 during 1994 due to the June
          1994 sale of the Las Palomas Apartments. Also as a result of the Las Palomas sale, interest revenue increased in 1994 over 1993 due to the short-term investment of the sale proceeds. Offsetting this increase in interest revenue was a decrease in other revenue in 1994. This decrease was a result of income recognized in 1993 for a property tax refund on 175 South West Temple.

          As would be expected, as a result of the property sale, operating expenses, interest expense and depreciation and amortization decreased in 1994 compared to 1993. The decrease in operating expenses was partially offset by increases due to generally higher insurance premiums of remaining buildings, property tax appeal fees at 175 South West Temple, a higher janitorial contract rate at 175 South West Temple, a larger bad debt reserve for Silver Creek, and parking lot repairs at Silver Creek.

          Item 8.  Financial Statements and Supplementary Data

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page



          Financial Statements:

             Report of Independent Public Accountants   . . . . . . . 17

             Consolidated Balance Sheets at December 31, 1995
               and 1994 . . . . . . . . . . . . . . . . . . . . . . . 18

             Consolidated Statements of Operations for the
               years ended December 31, 1995, 1994 and 1993 . . . . . 19

             Consolidated Statements of Partners' Equity
               (Deficit) for the years ended December 31, 1995,
               1994 and 1993  . . . . . . . . . . . . . . . . . . . . 20

             Consolidated Statements of Cash Flows for the
               years ended December 31, 1995, 1994 and 1993 . . . . . 21

             Notes to Consolidated Financial Statements   . . . . . . 23


          Schedule:

             Schedule III - Consolidated Real Estate
               Investments and Related Accumulated
               Depreciation and Amortization at
               December 31, 1995  . . . . . . . . . . . . . . . . . . 36

          Financial Statement Exhibits:
               Financial Statements of Significant Subsidiary . . . . 37



          Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



          To the Partners of
          OUTLOOK INCOME/GROWTH FUND VIII,
          (A CALIFORNIA LIMITED PARTNERSHIP):


          We have audited the accompanying consolidated balance sheets of OUTLOOK INCOME/GROWTH FUND VIII, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the related consolidated statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These consolidated financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of OUTLOOK INCOME/GROWTH FUND VIII (A CALIFORNIA LIMITED PARTNERSHIP) as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule listed in the index to consolidated financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.



          San Francisco, California,
            February 22, 1996






                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP


                             Consolidated Balance Sheets
                       (in thousands, except units outstanding)
                              December 31, 1995 and 1994


                   Assets                                  1995           1994

     Real estate investments, at cost:
       Land                                             $  7,885       $  7,885
       Building and improvements                          13,036         13,991
                                                          20,921         21,876
       Less: accumulated depreciation and
            amortization                                  (4,671)        (4,198)
       Net real estate investments                        16,250         17,678

     Real estate held pending foreclosure - net              ---          7,468
     Investment in and advances to unconsolidated
       joint venture                                         481          1,087
     Cash and cash equivalents                             1,816          2,297
     Accounts receivable, net                                 51            147
     Prepaid expenses and other assets, net                   55            107
     Deferred financing costs and other fees
       net of accumulated amortization of
       $456 and $786 for 1995 and 1994,
       respectively                                          151            203
                                                        $ 18,804       $ 28,987

       Liabilities and Partners' Equity (Deficit)

     Notes payable - secured                            $ 14,959       $ 25,205
     Accounts payable and accrued expenses                   195            198
     Deferred income and security deposits                    64             59
         Total liabilities                                15,218         25,462

     Partners' equity (deficit):
       General Partner                                      (128)          (189)
       Limited Partners, 35,000 limited
         partnership units outstanding                     3,714          3,714
         Total partners' equity                            3,586          3,525
                                                        $ 18,804       $ 28,987

                         OUTLOOK INCOME/GROWTH FUND VIII,
                         A CALIFORNIA LIMITED PARTNERSHIP

  The accompanying notes are an integral part of these consolidated statements.
                      Consolidated Statements of Operations
                     (in thousands, except per unit amounts)

               For the years ended December 31, 1995, 1994 and 1993

                                                1995       1994       1993
   Revenues:
     Rental                                  $   2,947  $   4,718  $   5,437
     Interest and other                            154        122        137
     Gain on sale of property                      ---      2,088        ---

       Total revenues                            3,101      6,928      5,574

   Expenses:
     Operating (including $180, $383
       and $460 paid to affiliates in the
       years ended 1995, 1994 and 1993,
       respectively)                               985      1,778      2,214
     Interest                                    1,634      2,157      2,375
     Depreciation and amortization                 808      1,300      1,473
     Provision for impairment of investment
       in real estate                            1,015        ---        ---
     General and administrative (including
       $552, $579 and $514 paid to
       affiliates in the years ended 1995,
       1994 and 1993, respectively)                652        655        629

       Total expenses                            5,094      5,890      6,691

   Equity in loss of unconsolidated joint
     venture                                      (593)      (670)      (598)

   Income (loss) before extraordinary gain      (2,586)       368     (1,715)

   Extraordinary gain on debt forgiveness        2,647        ---          4

   Net income (loss)                         $      61  $     368  $  (1,711)


   Loss before extraordinary gain per
     limited partnership unit:
       Current Unit                          $     ---  $     ---  $ (136.37)

   Net income (loss) per limited
     partnership unit:
       Current Unit                          $     ---  $     ---  $ (136.37)

                         OUTLOOK INCOME/GROWTH FUND VIII,
                         A CALIFORNIA LIMITED PARTNERSHIP

  The accompanying notes are an integral part of these consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                Consolidated Statements of Partners' Equity (Deficit)
                                    (in thousands)

                For the years ended December 31, 1995, 1994, and 1993



                                                              Total
                         General        Limited Partners     Limited  Partners'
                         Partner  Current Deferred  Growth   Partners  Equity

     Balance at
      December 31, 1992     (523)   5,391      ---      ---    5,391     4,868

     Net loss                (34)  (1,677)     ---      ---   (1,677)   (1,711)

     Balance at
      December 31, 1993     (557)   3,714      ---      ---    3,714     3,157

     Net income              368      ---      ---      ---      ---       368

     Balance at
      December 31, 1994     (189)   3,714      ---      ---    3,714     3,525

     Net income               61      ---      ---      ---      ---        61

     Balance at
      December 31, 1995  $  (128) $ 3,714  $   ---  $   ---  $ 3,714   $ 3,586
























  The accompanying notes are an integral part of these consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                 Consolidated Statements of Cash Flows (in thousands) For the years ended December 31, 1995, 1994 and 1993

                                                       1995     1994     1993

     Cash flows from operating activities:
     Net income (loss)                               $    61  $  368   $(1,711)
     Adjustments to reconcile net income (loss)
        to net cash provided by (used for)
        operating activities:
         Gain on sale of property                        ---   (2,088)     ---
         Extraordinary gain on debt forgiveness       (2,647)     ---       (4)
         Depreciation and amortization                   808    1,300    1,473
         Provision for impairment of investment
           in real estate                              1,015      ---      ---
         Equity in net loss of unconsolidated
           joint venture                                 593      670      598
     Changes in assets and liabilities:
         Accounts receivable                              58       70       77
         Prepaid expenses and other assets                47      (35)      77
         Deferred financing costs and other fees        (112)     (19)    (102)
         Accounts payable and accrued expenses           153       15     (240)
         Deferred income and security deposits             4        2        5
     Net cash provided by (used in) operating
        activities                                       (20)     283      173

     Cash flows from investing activities:
         Additions to real estate investments            (70)    (118)      (4)
         Payments received (additions) on notes
           receivable from unconsolidated joint
           venture                                       (91)    (125)      25
         Proceeds from sale of property                  ---    2,657      ---

     Net cash provided by (used in) investing
        activities                                      (161)   2,414       21

     Cash flows from financing activities:
         Principal payments on notes payable            (300)    (407)    (312)
         Principal paydown of unsecured note
           payable                                       ---      ---     (600)
         Increase in notes payable                       ---      ---      700
           Net cash used in financing activities        (300)    (407)    (212)

     Net increase (decrease) in cash and cash
        equivalents                                     (481)   2,290      (18)
     Cash and cash equivalents at beginning
        of year                                        2,297        7       25

     Cash and cash equivalents at end of year        $ 1,816  $ 2,297  $     7



                                     (continued)

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

          Consolidated Statements of Cash Flows (in thousands) - continued -
                 For the years ended December 31, 1995, 1994 and 1993


                                                      1995     1994     1993


     Supplemental disclosure of cash flow information:
         Cash paid for interest                      $ 1,474 $ 2,391  $ 2,587


     Supplemental disclosure of non cash investing
        and financing activities:
         Foreclosure on real estate:
           Reduction of investment in real estate    $ 7,344 $   ---  $   ---

           Reduction of notes payable                $(9,946)$   ---  $   ---

           Reduction of accounts payable and
             accrued expense                         $  (155)$   ---  $   ---

           Reduction of prepaid expenses and
             other assets                            $   110 $   ---  $   ---





























  The accompanying notes are an integral part of these consolidated statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES

          Organization - Outlook Income/Growth Fund VIII, A California Limited Partnership, (the "Partnership") was organized on June 21, 1985 in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of purchasing, holding, operating, leasing and selling various properties. The Partnership commenced operations on March 10, 1986. Through a registered public offering, 35,000 units of limited partnership interest (the "Units") at $1,000 per Unit, were authorized for sale. The sale of Units was concluded on January 23, 1987, when 35,000 Units had been sold.

          The former general partner of the Partnership was Outlook Financial Partners, a California general partnership. On May 8, 1992, Glenborough Realty Corporation and Robert Batinovich were substituted for Outlook Financial Partners, as the general partners (collectively, the "General Partner"). The Partnership Agreement provides that net income or net loss of the Partnership for both financial statement and income tax reporting purposes shall be allocated 99% to the Limited Partners and 1% to the General Partner. These amounts may be adjusted subject to the provisions of the Partnership Agreement. Unless terminated earlier under the terms of the Limited Partnership Agreement, the Partnership will be dissolved on December 31, 2035.

          The Partnership Agreement provides for three types of limited partnership interests: Current Units, Deferred Units and Growth Units. The Partnership Agreement also provides for varying allocations of net earnings or net loss and distributions to the above limited partnership interests (see Note 10).

          Consolidation and Joint Ventures - Joint ventures in which the Partnership had an interest of greater than 50% have been consolidated in the accompanying consolidated financial statements. All intercompany transactions have been eliminated.

          Investments in joint ventures in which the Partnership has an interest of 50% or less are accounted for using the equity method. Such investments are stated at cost plus advances and the Partnership's proportionate share of earnings less losses and cash distributions received from the joint ventures.

          Pervasiveness of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          the financial  statements and the reported  results of operations
          during the  reported period.   Actual  results could  differ from
          those estimates.

          New Accounting Pronouncement - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          Rental Property to be Held and Used - Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

          Depreciation is proved using the straight line method over the useful lives of the respective assets.

          Cash Equivalents - The Partnership considers short-term investments, including certificates of deposit with a maturity of three months or less at the time of purchase to be cash equivalents.

          Deferred Financing and Other Fees - The fees paid to the General Partner, its affiliates, the lenders and the sellers in connection with the financing and leasing of the Partnership's properties are amortized using the straight-line method over the term of the related note payable or lease.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Revenues - All leases are classified as operating leases. Rental income is recognized on the straight-line basis over the terms of the leases.

          No tenant represented more than ten percent of the Partnership's total revenues in 1995.

          Net Loss and Distributions Per Limited Partnership Unit - Net loss and distributions per limited partnership unit are based on 14,275 weighted average number of Growth Units, 8,428 weighted average number of Deferred Units and 12,297 weighted average number of Current Units outstanding during all years presented.

          Income Taxes - Federal and state income tax laws provide that the income or loss of the Partnership is reportable by the partners in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

          Note 2.   TRANSACTIONS WITH AFFILIATES

          In accordance with the Limited Partnership Agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provided property management services and was compensated as follows:
                                                  1995     1994     1993

               Management fees                  $143,000 $242,000 $269,000
               Property management salaries       37,000  141,000  191,000

          The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough Corporation was reimbursed $552,000, $579,000 and $514,000 for such expenses in 1995, 1994 and 1993, respectively.

          In 1994, the Partnership also paid Glenborough Corporation a one-time transaction fee of $312,000 on the sale of the Las Palomas Apartments, which was net against the gain on sale of property. In 1993, the Partnership also paid Glenborough Corporation a one-time financing fee of $6,900 for negotiating the refinancing of $700,000 in order to facilitate the pay down of the note payable to an affiliate of the former general partner.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          On June 15, 1993, the Partnership borrowed $700,000 from Glenborough in order to facilitate the pay down of $600,000 of the demand note payable to an affiliate of the former general partner and additionally to subsidize the properties operations. Glenborough simultaneously borrowed the $700,000 from an outside lender with an 8% unsecured note payable. The Partnership was paying the monthly interest only payments directly to the lender.

          On November 22, 1993, the Partnership arranged for replacement financing of $700,000 through a second deed of trust on Las Palomas Apartments. The note payable due Glenborough was simultaneously paid in full. This second deed of trust was subsequently paid off at the time of the Las Palomas sale on June 10, 1994 (see Note 5).

          Note 3.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

          On December 31, 1986, the Partnership purchased 49 existing general partner units representing an undivided 49% interest in the "Breakers Partnership". Concurrent with this purchase, the Partnership acquired the right to obtain one additional general partner unit. This right was exercised by the Partnership in January 1988 for a purchase price of $20,000, which increased its interest in the Breakers Partnership to 50%. The Breakers
          Partnership owns a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986.

          The investments in and advances to unconsolidated joint venture is comprised of the following (in thousands):
                                                      1995            1994
          Equity interest                          $ (2,483)              $
          (1,890)
          Acquisition fees                              553             553
          Legal, appraisal and other costs            2,575           2,575
          Amortization of acquisition fee,
            legal and appraisal expenses               (938)
          (834)
          Advances to unconsolidated joint venture      481             683
          Excess losses - reduction in advances
            to Breakers                                 293             ---
          Investments in and advances to
           unconsolidated joint venture            $    481        $  1,087

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Summary condensed balance sheet information as of December 31, 1995 and 1994, and condensed statements of operations for the three years in the period ended December 31, 1995, are as follows (in thousands):
                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                   Balance Sheets as of December 31, 1995 and 1994

                                                     1995            1994
          Net real estate investment              $  16,386       $  16,895
          Other assets                                1,909           1,870
           Total assets                           $  18,295       $  18,765

          Notes payable                           $  20,500       $  20,500
          Notes payable to Outlook Income
               Growth Fund VIII                         774             683
          Other liabilities                           1,121           1,083
               Total liabilities                     22,395          22,266

          Partner's Equity (Deficit):
               Outlook Income Growth Fund VIII       (2,483)
          (1,890)
               Other Partners, net                   (1,617)
          (1,611)
               Total Partners' Deficit               (4,100)
          (3,501)
                                                  $  18,295       $  18,765

          The Notes Payable by the Breakers Partnership either mature or are subject to mandatory redemption in July, 1996. The Partnership is currently negotiating a refinancing transaction which it believes it should be able to complete prior to that date.


                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                              Statements of Operations
                 For the years ended December 31, 1995, 1994 and 1993

                                            1995         1994        1993
          Revenues                        $ 3,399      $ 3,238     $ 3,203
          Expenses                          3,998        3,915       3,807

          Net Loss                        $  (599)     $  (677)    $  (604)

          Note 4.   GAIN ON SALE OF PROPERTY

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          On June 10, 1994, the Partnership sold the Las Palomas Apartments, a 272-unit apartment complex located at 4040 Boulder Highway in Las Vegas, Nevada to the Las Palomas Associates, L.P., a Delaware limited partnership ("the buyer"). The buyer is not affiliated with the Partnership or the Partnership's general partners. The total consideration was $10,387,000 cash. $7,078,000 of the sale proceeds were used to payoff the Partnership's first and second trust deed loans, which were secured by the property. After the loan payoffs, net settlement and other prorations, including transaction fees payable to the general partners, $2,657,000 of net proceeds were added to the Partnership's reserves. The gain on sale totalled $2,088,000.

          Note 5.   REAL ESTATE INVESTMENTS

          The cost and accumulated depreciation and amortization of real estate investments as of December 31, 1995 and 1994 are as follows (in thousands):
                                                    Buildings
                                                       and
          1995:                         Land      Improvements     Total

          San Mar Plaza               $ 2,546       $ 6,556         9,102
          Silver Creek Plaza            5,339         6,480        11,819
                                        7,885        13,036        20,921
          Less: Accumulated
                  depreciation and
                  amortization            ---        (4,671)       (4,671)
                                      $ 7,885       $ 8,365       $16,250

                                                    Buildings
                                                       and
          1994:                         Land      Improvements     Total

          San Mar Plaza               $ 2,546       $ 7,563       $10,109
          Silver Creek Plaza            5,339         6,428        11,767
                                        7,885        13,991        21,876
          Less Accumulated
            depreciation and
            amortization                  ---        (4,198)       (4,198)
                                      $ 7,885       $ 9,793       $17,678

          The above table excludes 175 South West Temple in the net amount of $7,468,000 which was real estate held pending foreclosure.

          175 South West Temple - On May 28, 1986, the Partnership acquired an 80% interest in 175 South West Temple Associates, a California limited partnership (the "Joint Venture")owning 175 South West Temple, an office building located in Salt Lake City, Utah. The

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          property was encumbered by a first deed of trust note in the original amount of $9,550,000. On April 28, 1995, the deed of trust was foreclosed and the lender obtained title to the property, as discussed below. As a result, the joint venture was dissolved in 1995.

          Under the terms of the Joint Venture partnership agreement, the Partnership was the general partner and the seller was the sole limited partner. The principal purpose of the Joint Venture was to own and operate 175 South West Temple. The net profits and net losses from operations were allocated among the partners in proportion to their initial capital contributions, provided, however, that the Partnership, as General Partner, received a 6.75% per annum cumulative return on its capital contribution and the limited partner received a 6.75% per annum noncumulative return on its capital contribution prior to distributions being made 80% to the Partnership and 20% to the limited partner.

          From November 1988 through February 1990, payments under the original terms of the note encumbering this property were discontinued. In 1988, the carrying value of the property was reduced by $3,850,000 to the then outstanding note balance. This reduction in carrying value was recorded as an expense in 1988 and as a prorata reduction of the cost basis of the land and buildings and improvements making up 175 South West Temple.

          On March 6, 1995, management of 175 South West Temple, a 145,075 square foot office space in Salt Lake City, Utah, owned by 175 South West Temple Associates, was turned over as part of a pending completion of a negotiated foreclosure, to a receiver for the lender, in advance of the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amiable foreclosure, which occurred on April 28, 1995. This was part of an agreement which relieved the Partnership, as the general partner of the joint venture owning the property, of its guarantee for a portion of the outstanding debt. The outstanding debt (including previously deferred interest) was $10,095,000 while net assets totaled $7,448,000, resulting in an extraordinary gain on debt forgiveness of $2,647,000.

          San Mar Plaza - On June 27, 1986, the Partnership acquired San Mar Plaza, a shopping center located in San Marcos, Texas. The property was encumbered by a first deed of trust note in the original amount of $7,000,000. At December 31, 1995 the balance was $6,617,000 (see Note 8).

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          In 1995, management computed an internal cash flow valuation which indicated that the estimated fair value of the property was less than its carrying value. The Partnership believes that it will likely be unable to obtain a favorable refinancing of San Mar Plaza. This resulted in the Partnership recognizing a loss provision for impairment in investment in real estate of $1,015,000 during the year ended December 31, 1995.

          Silver Creek Plaza - On October 31, 1986, the Partnership purchased an undivided 66.21% interest in a portion of a retail shopping center known as Silver Creek Plaza ("Silver Creek") located in San Jose, California. The Partnership purchased its 66.21% interest as a Tenant in Common with August Income/Growth Fund VII, an affiliated partnership with similar investment objectives. The property was originally encumbered by first and second deeds of trust notes in the amounts of $7,540,000 and $1,020,000, respectively. The balances at December 31, 1995 were $7,335,000 and $1,007,000, respectively (see Note 6). The first deed of trust matures in January 1997 while the second deed of trust matures December 1996. It is and has been the Partnership's intent to pursue refinancing of this property, which it believes it can achieve at reasonable terms.

          Under the terms of the Tenants in Common agreement, the Partnership had a 66.21% undivided interest in the property, profits and losses, cash distributions and gain or loss from the sale of the property.

          GLENFED Service Corporation ("GLENFED"), an affiliate of the former general partner, foreclosed on August Income/Growth Fund VII's 33.79% minority interest in the Silver Creek Tenancy in Common in August 1991. On October 30, 1991, the Partnership paid $1,208,600 to purchase the same interest from GLENFED. Total consideration paid included $188,600 in cash and a $1,020,000 secured note payable to GLENFED, second deed of trust discussed above.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          The Partnership leases its commercial property under noncancellable operating lease agreements. Future minimum rents to be received in each of the next five years and thereafter as of December 31, 1995 are as follows (in thousands):

                     1996                  $ 2,252
                     1997                    1,643
                     1998                    1,271
                     1999                    1,206
                     2000                    1,163
                     Thereafter              5,305

                     Total                 $12,840
          Note 6.   SECURED NOTES PAYABLE

          A summary of secured notes payable are as follows (in thousands):

                                                        1995        1994
          7.5%  (reduced from  9.5% beginning
          May 1, 1990)  note payable  related
          to 175 South  West Temple,  secured
          by a first  deed of trust; interest
          accrued and  payment deferred until
          maturity for the period November 1,
          1989   through   April  30,   1990;
          payable  in  monthly principal  and
          interest  installments  of  $59,700
          commencing June 1, 1990 through May
          1,   1995,   at   which  time   all
          remaining  principal  and   accrued
          interest was to be due
          and payable.  On March 6, 1995, 175
          South West Temple  was turned  over
          to a  receiver for the lender  in a
          negotiated foreclosure action which

          was completed on April 28, 1995             $    ---    $ 10,076

          9.38% note payable  related to  San
          Mar Plaza, secured  by a first deed
          of   trust;   payable  in   monthly
          interest   only   installments   of
          $54,700  through  August  1,  1991;
          then  payable in monthly  principal
          and   interest   installments    of
          $60,600 through August 1,  1996, at
          which time  all remaining principal
          and
          interest will be due and payable.              6,617       6,718

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993




                                                         1995        1994
          9.75%   note  payable   related  to
          Silver  Creek  Plaza, secured  by a
          first  deed  of  trust; payable  in
          monthly   principal  and   interest
          installments  of  $64,800   through
          January 1, 1997,  at which time all
          remaining  principal  and  interest
          will be due
          and payable.                                   7,335       7,394

          9.5% note payable related to Silver
          Creek  Plaza,  secured by  a second
          deed of trust;  payable in  monthly
          interest     only     installments,
          adjusting  to  the Bank  of America
          reference  rate  (8.5% at  December
          31,  1995)  plus  one percent  (1%)
          until the modified maturity date of
          December  31,  1996, at  which time
          all    remaining    principal   and
          interest is  due and payable.   The
          original loan  agreement called for
          the loan to  mature on November  1,
          1994 but was  modified to  December
          31,   1995.      A    second   loan
          modification  agreement  was signed
          extending  the   maturity  date  to
          December 31, 1996, but is currently
          awaiting  approval  of  the  senior
          lienholder.    Meanwhile,  existing
          terms  remain  in force  while this
          modification is reviewed and
          ratified.                                      1,007       1,017
                    Total                             $ 14,959    $ 25,205

          Principal maturities of the notes payable are scheduled as follows (in thousands):

                  Year Ending
                  December 31
                     1996                 $  7,684
                     1997                    7,275

                     Total                $ 14,959

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 7.   TAXABLE INCOME

          The Partnership's tax returns, the qualification of the Partnership as a partnership for Federal income tax purposes, and the amount of income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the tax liability of the partners could be changed accordingly.

          The following is a reconciliation for the years ended December 31, 1995, 1994 and 1993, of the net income for financial reporting purposes to the taxable income determined in accordance with accounting practices used in preparation of the Partnership's Federal income tax return (in thousands).

                                          1995         1994        1993
          Net income (loss) per
           financial statements        $     61      $   368      $(1,711)
          Provision for impairment
           of investment in real
           estate                         1,015          ---          ---
          Gain on debt forgiveness         (871)         ---          ---
          Amortization and
           depreciation                      52          (98)        (731)
          Guaranteed and interest income    182          167          136
          Bad debt expense/reserve          (21)          50          (11)
          Joint Venture adjustment       (1,572)      (1,057)        (529)
          Capital gain adjustment           ---         (124)         ---
          Miscellaneous                      (3)         (78)         ---
          Net loss for Federal
            income tax purposes         $(1,157)     $  (772)     $(2,846)

          The following is a reconciliation as of December 31, 1995 and 1994 of partners' capital for financial reporting purposes to partners' equity for Federal income tax purposes (in thousands).

                                          1995         1994
          Partners' equity per
             financial statement        $ 3,586      $ 3,525
          Provision for impairment of
           investment in real estate      1,015        3,200
          Amortization and depreciation  (1,178)      (1,230)
          Guaranteed income               2,116        1,958
          Bad debt expense/reserve           31           53
          Syndication costs               4,544        4,544
          Investment costs                  ---          116
          Joint venture adjustment       (8,578)      (9,450)
          Basis adjustment                 (474)        (498)
          Partners' equity for Federal

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

            income tax purposes         $ 1,062      $ 2,218

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 8.   PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

          Cash available for distributions, to the extent deemed available by the General Partner, is distributed 91% to the Limited Partners and 9% to the General Partner. Distributions to the Limited Partners are made first to the holders of Current Units until they receive a 9% per annum cumulative return on their adjusted capital investment. Further distributions, if available, are made to holders of Growth Units until they receive a cumulative return equal to 10% per annum on their adjusted capital investment. Remaining distributions, if available, are made to holders of Deferred Units until they receive a cumulative return of 16% per annum on their adjusted capital investment. Cash available for distributions is defined as cash funds provided from operations less operating disbursements and amounts set aside for restoration or creation of reserves.

          At December 31, 1995, holders of Current "A" Units had an original capital balance of $12,297,000 and accumulated priority returns of approximately $8,493,100. Holders of Deferred "A" Units had an original capital balance of $8,428,000 and accumulated priority returns of approximately $12,727,500. Holders of "B" Units had an original capital balance of $14,275,000 and accumulated priority returns of approximately $13,514,200.

          Distributions from other sources shall be distributed 1% to the General Partner and 99% to the Limited Partners in varying allocations to the Limited Partners pursuant to the Partnership Agreement. Thereafter, all further distributions shall be to the General Partner until the General Partner has received a total of 15% of all distributions, and thereafter 15% to the General Partner and 85% to the Limited Partners in varying allocations pursuant to the Partnership Agreement.

          Losses will generally be allocated 2% to the General Partner and 98% to the Limited Partners. All losses allocable to the Limited Partners will first be received by the holders of Growth Units; then by the holders of Deferred Units; and finally by the holders of Current Units until their respective capital accounts have been reduced to zero. Additional losses will be allocated to all Limited Partners on a prorata basis.

          Income will be allocated: (i) first, to those Partners who during the fiscal year received, or within the first two and one-half months of the following fiscal year are scheduled to receive, distributions from the Partnership, to the extent of the amount of such distributions or such Partners' negative equity, whichever is less; (ii) then, to those Partners who have negative

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Notes to Consolidated Financial Statements

                           December 31, 1995, 1994 and 1993

          equity and who have received distributions from the Partnership in prior years, to the extent of the amount of such distributions or such Partners' negative equity, whichever is less; (iii) then, to those Partners who have negative equity, to the extent of such negative equity; and (iv) finally, in accordance with Partners' right to future distributions from the Partnership.

          Note 9.   RESTATEMENT  OF  PREVIOUSLY  REPORTED   1995  QUARTERLY
                    CONSOLIDATED RESULTS OF OPERATIONS

          At  September  30, 1995,  the  Partnership's  net loss  from  the
          Huntington Breakers joint venture was greater than the Partnership's investment in the joint venture. At that time, the Partnership suspended its share of the joint venture losses to the extent it exceeded the Partnership's investment in joint venture. It was determined that suspending the Partnership's share of the joint venture losses would only be appropriate after the Partnership's share of the losses also reduced the Partnership's advances to the joint venture to zero. The effect of this is to recognize the previously suspended losses on the Partnership's September 30, 1995 Form 10-Q. The impact on net income/(loss) in the consolidated statements of operations of the Partnership, as previously reported on the Form 10-Q at September 30, 1995 are as follows (in thousands):

                                            Nine Months      Three Months
                                          Ended Sept. 30,   Ended Sept. 30,
                                                1995             1995
          Consolidated net income/(loss)
           as reported                       $ 1,650           $  (327)
          Net effect of adjustment              (103)             (103)
          Consolidated net income/(loss)
           as adjusted                       $ 1,547           $  (430)

          Schedule III insert

               EXHIBITS: Financial Statements of Significant Subsidiary

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED
                           A CALIFORNIA LIMITED PARTNERSHIP


                      INDEX OF FINANCIAL STATEMENTS AND SCHEDULE

                                                                     Page

          Report of Independent Public Accountants  . . . . . . . . .  38


          Balance Sheets at December 31, 1995 and 1994  . . . . . . .  39

          Statements of Operations for the years ended
             December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  40

          Statements of Partners' Equity (Deficit) for the
             years ended December 31, 1995, 1994 and 1993 . . . . . .  41

          Statements of Cash Flows for the years ended
             December 31, 1995, 1994 and 1993 . . . . . . . . . . . .  42

          Notes to Financial Statements . . . . . . . . . . . . . . .  43

          Financial Statement Schedule:

          Schedule III - Real Estate Investment and Related
             Accumulated Depreciation and Amortization at
             December 31, 1995  . . . . . . . . . . . . . . . . . . .  51



          All other schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

                       REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

          To the Partners of
          HUNTINGTON BREAKERS  APARTMENTS,  LIMITED, A  CALIFORNIA  LIMITED
          PARTNERSHIP:

          We have audited the accompanying balance sheets of HUNTINGTON BREAKERS APARTMENTS, LIMITED, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the
          responsibility   of   the   Partnership's   management.       Our
          responsibility is to express an opinion on these financial statements and schedule based on our audits.

          We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

          In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUNTINGTON BREAKERS APARTMENTS, LIMITED, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

          Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements and schedules is presented for purposes of complying with the Securities and Exchange
          Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

          San Francisco, California,
            February 22, 1996






                       HUNTINGTON BREAKERS APARTMENTS, LIMITED
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                              December 31, 1995 and 1994
                                    (in thousands)

                        Assets
                                                    1995           1994

          Real estate investments, at cost:
            Land                                 $  3,450       $  3,450
            Building and improvements              19,122         18,986
            Furniture, fixtures and
              equipment                               290            290
                                                   22,862         22,726

            Less accumulated depreciation
              and amortization                     (6,476)        (5,831)
                Net real estate investments        16,386         16,895

          Cash                                         60              2
          Restricted cash                             986            937
          Prepaid expenses and other assets            22             44
          Deferred financing costs and other
            fees, net of accumulated amortization
            of $290 and $245 for 1995 and 1994,
            respectively                              841            887
                                                 $ 18,295       $ 18,765


            Liabilities and Partners' Equity (Deficit)

          Notes payable                          $ 20,500       $ 20,500
          Note payable to Outlook Income/
            Growth Fund VIII                          774            683
          Accrued interest payable                     19             19
          Accounts payable                            ---             24
          Accrued expenses                             93             40
          Tenant security deposits                    134            125
          Due to Wilmore City Development, Inc.       875            875

            Total liabilities                      22,395         22,266

          Partners' equity (deficit):
            Outlook Income/Growth Fund VIII        (2,483)        (1,890)
            Other Partners, net                    (1,617)        (1,611)

              Total partners' deficit              (4,100)        (3,501)
                                                 $ 18,295       $ 18,765





           The accompanying notes are an integral part of these statements.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                                    (in thousands)

                 For the years ended December 31, 1995, 1994 and 1993



                                             1995        1994        1993

          Revenues:
            Rents                          $  3,119   $  3,046    $  3,046
            Other rental related income         210        152         124
            Interest and other
             partnership income                  70         40          33

             Total revenues                   3,399      3,238       3,203

          Expenses:
            Operating (including $352,
            $337 and $369 paid to affiliates
             in the years ended December 31,
             1995, 1994 and 1993,
             respectively)                    1,438      1,389       1,289
            Interest                          1,800      1,779       1,776
            Depreciation and amortization       691        689         684
            General and administrative
             (including $44, $41 and $41
             paid to affiliates in the
             years ended December 31,
             1995, 1994 and 1993,
             respectively)                       69         58          58

             Total expenses                   3,998      3,915       3,807

          Net loss                         $   (599)  $   (677)   $   (604)

















           The accompanying notes are an integral part of these statements.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED
                           A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Partners' Equity (Deficit)
                                    (in thousands)

                 For the years ended December 31, 1995, 1994 and 1993



                                                           Net due to/
                                       Outlook      Other  from Other  Total
                                    Income/Growth Partners  Partners Partners'
                                      Fund VIII   (Note 7)  (Note 7)  Deficit

       Balance at December 31, 1992 $   (622)  $  (1,451)  $    (110)$(2,183)

       Due from Other Partners           ---         ---         (37)    (37)

       Net loss                         (598)         (6)        ---    (604)

       Balance at December 31, 1993   (1,220)     (1,457)       (147) (2,824)

       Net loss                         (670)         (7)        ---    (677)

       Balance at December 31, 1994   (1,890)     (1,464)       (147) (3,501)

       Net loss                         (593)         (6)        ---    (599)

       Balance at December 31, 1995 $ (2,483)    $(1,470)    $  (147)$(4,100)

























           The accompanying notes are an integral part of these statements.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED
                           A CALIFORNIA LIMITED PARTNERSHIP

                              Statements of Cash Flows
                                    (in thousands)

                 For the years ended December 31, 1995, 1994 and 1993



                                                        1995     1994      1993
     Operating activities:
     Net loss                                        $   (599)$   (677)$   (604)
     Adjustments to reconcile net loss to net
      cash provided by (used for) operating
      activities:
        Depreciation and amortization                     691      689      684
     Changes in assets and liabilities:
      Restricted cash                                     (49)     (10)     (46)
      Accounts receivable                                 ---      ---       12
      Due from/to Other Partners                          ---      ---      (37)
      Prepaid expenses and other assets                    22      (39)      23
      Accrued interest payable                            ---       (2)       1
      Accounts payable and accrued expenses                29      (43)      44
      Tenant security deposits                              9        1       (5)

     Net cash provided by (used for) operating
      activities                                          103      (81)      72

     Investing activities:
      Additions to real estate investment                (136)     (89)     ---

     Financing activities:
      Additions to borrowings from Outlook
        Income/Growth Fund VIII                           231      312       95
      Payments on note payable to Outlook
        Income Growth Fund VIII                          (140)    (187)    (120)

     Net cash (used for) provided by financing
      activities                                           91      125      (25)

     Net increase (decrease) in cash                       58      (45)      47

     Cash at beginning of year                              2       47      ---

     Cash at end of year                             $     60 $      2 $    ---


     Supplemental disclosure of cash flow
      information:
        Cash paid for interest                       $  1,749 $  1,746 $  1,729




           The accompanying notes are an integral part of these statements.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          Note 1.   ORGANIZATION  AND  SUMMARY  OF  SIGNIFICANT  ACCOUNTING
                    POLICIES

          Organization - Huntington Breakers Apartments, Limited, A California Limited Partnership (the "Partnership"), was
          reorganized on December 31, 1986 in accordance with the provisions of the California Revised Limited Partnership Act. The Partnership is governed by the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), dated December 31, 1986. The Managing General Partner of the Partnership is Outlook/Income Growth Fund VIII, A California Limited Partnership ("Outlook"). Outlook was admitted to the Partnership on December 31, 1986. The Other Partners are Wilmore City Development, Inc., a California Corporation ("Wilmore"), Joseph P. Mayer, III ("J. Mayer"), Rose Marie Semingson ("R.M. Semingson"), Daniel H. Young ("Young"), Eleanor C. Mayer ("E. Mayer"), and Huntington Breakers Managing Partnership, a California general partnership comprised of Wilmore and J. Mayer ("Wilmore/Mayer Partnership"). The structure of the Partnership Units and their respective ownership is as follows:

                        General Partner     Limited Partner       Total
                             Units               Units            Units

          Outlook            50.00                -               50.00

          Wilmore             3.00                -                3.00

          J. Mayer            1.00               0.68              1.68

          R.M. Semingson       -                20.25             20.25

          Young                -                13.50             13.50

          E. Mayer             -                10.57             10.57

          Wilmore/Mayer
          Partnership         1.00                -                1.00

          Total Units        55.00              45.00            100.00

          The purpose of the Partnership is to own and operate a 342 unit apartment complex located in the City of Huntington Beach, Orange County, California (the "Property"). The Property is encumbered by first and second trust deed promissory notes in the original amounts of $16,000,000 and $4,500,000, respectively.

          Pervasiveness  of  Estimates  -   The  preparation  of  financial
          statements  in  conformity  with  generally  accepted  accounting

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

          New Accounting Pronouncement - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Company adopted SFAS 121 in the fourth quarter of fiscal 1995. SFAS 121 requires that an evaluation of an individual property for possible impairment must be performed whenever events or changes in circumstances indicate that an impairment may have occurred. There was no impact from the initial adoption of SFAS 121.

          Rental Property to be Held and Used - Rental properties are stated at cost unless circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value: (i) is based upon the Company's plans for continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Company could obtain from third parties for such property. The fulfillment of the Company's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Company to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Company's properties could be materially different than current expectations.

          Depreciation is proved using the straight line method over the useful lives of the respective assets.

          Deferred Financing and Other Fees - The costs associated with obtaining the promissory notes (see Note 2) which encumber the Property are being amortized using the straight-line method over the lives of the respective notes.

          Income Taxes - Federal and state income tax laws provide that the income or loss of the Partnership is reportable by the partners

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          in their tax returns. Accordingly, no provisions for such taxes have been made in the accompanying financial statements. The Partnership reports certain transactions differently for tax and financial reporting purposes.

          Note 2.   NOTES PAYABLE

          A summary of notes payable are as follows (in thousands):

                                                    1995           1994
          7.2%  note  payable  secured  by  a
          first deed of  trust and letter  of
          credit    in    the    amount    of
          $16,640,000, payable in semi-annual
          (interest  only  in  the amount  of
          $576,000     installments     until
          maturity  on July 1,  2014 at which
          time  all  remaining principal  and
          interest will be due
          and payable                             $ 16,000        $ 16,000

          9.75%  note  payable  secured by  a
          second   trust  deed,   payable  in
          monthly interest only  installments
          of approximately $36,600 until July
          1,   1996,   at   which  time   all
          remaining  principal  and  interest
          will be due
          and payable                                4,500           4,500
                                                  $ 20,500        $ 20,500

          The Partnership must comply with certain covenants relating to the aforementioned notes including maintenance of a Net Operating Income/Debt Service Ratio ("NOI/DSR"), as defined, of not less than 1.3 to 1 and the leasing, and the holding open for lease, of at least 20% of the property's units to tenants qualifying as "low income", as defined. For the years ended December 31, 1995 and 1994, the Partnership achieved a NOI/DSR of 1.22 to 1 and
          1.15 to 1, respectively.

          The Partnership returned the following loan proceeds to cover the debt coverage ratio deficiencies until such time as the specified NOI/DSR is obtained by the Partnership:

          Date Paid           Deficiency Period                Amount Paid
          March 1991       Year ended December 31, 1990          $161,000
          April 1993       Quarter ended March 31, 1993            46,000
          April 1994       Quarter ended March 31, 1994             5,000
          January 1995     Quarter ended December 31, 1994         33,000

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          April 1995       Quarter ended March 31, 1995             2,000
          July 1995        Quarter ended June 30, 1995             19,000

          These returned loan proceeds are classified as part of restricted cash in the accompanying financial statements. Restricted cash also includes the original $720,000 holdback by the lender plus one month of accrued interest on the sum of the original holdback and amounts paid for deficiencies. It is management's opinion that the Partnership is in compliance with all required terms of the note agreements.

          The note payable in the amount of $16,000,000 was given by the Partnership for the proceeds of City of Huntington Beach Multifamily Mortgage Revenue Refunding Bonds, Issue of 1989 (the "Bonds"). The Bonds bear the same interest rate and due date as the 7.2% note payable and are limited obligations of the City of Huntington Beach payable solely out of the proceeds from payments on the 7.2% note payable from the Partnership and from drawings on the related letter of credit.

          The Bonds are subject to mandatory tender and redemption on the interest payment date immediately preceding the expiration of the above mentioned letter of credit on July 15, 1996. The
          Partnership must obtain and is currently working on a firm commitment to purchase the Bonds prior to this date, or drawings will be made on the letter of credit for redemption of the Bonds at par value. Management believes that reasonable financing will be secured prior to the July 15, 1996 letter of credit expiration. If the Partnership obtains an extension, or substitute, to the letter of credit, then the date of mandatory tender and redemption will be likewise extended.

          The Bonds are subject to optional redemption beginning July 1, 1999 at a premium of 2% above par, decreasing to par on July 1, 2003.

          Note 3.   NOTES PAYABLE TO OUTLOOK INCOME/GROWTH FUND VIII

          The notes payable to Outlook Income/Growth Fund VIII ("Outlook") represent original advances to the Partnership to support operations, and interest accrued on such advances. In 1992, Outlook assumed the Partnership's notes payable to August Financial Corporation and the balance due to August Management, Inc. In 1995 and 1994, the Partnership was advanced an additional $231,000 and $312,000, respectively and repaid $140,000 and $187,000, respectively resulting in a net increase in notes payable to Outlook/Income Growth Fund VIII of $91,000 and $125,000 in 1995 and 1994, respectively. Interest accrues monthly on the outstanding balance less the original advances due

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          August Management, Inc. of $204,000, at the rate of prime (8.5% at December 31, 1995) plus 1 1/2% and is added to principal. The advances are unsecured and payment is due upon demand.

          Note 4.   DUE TO WILMORE CITY DEVELOPMENT

          The amount due to Wilmore City Development ("Wilmore") represents unsecured advances made by Wilmore to the Partnership prior to December 31, 1986. This liability has no fixed maturity and is subordinate to all distributions to Outlook and will be repaid solely in lieu of other distributions to which Wilmore would be entitled.

          Note 5.   MANAGEMENT FEES

          The General Partner  of Outlook has  contracted with  Glenborough
          Corporation   ("Glenborough")  for  the   provision  of  property
          management services.

          The Partnership paid management fees to Glenborough of 5% of total rents collected for each of the years disclosed.

          Note 6.   TAXABLE INCOME

          The Partnership's tax returns, the qualification of the Partnership as a partnership for Federal income tax purposes, and the amount of income or loss are subject to examination by Federal and state taxing authorities. If such examinations result in changes to Partnership profits or losses, the tax liability of the partners could be changed accordingly.

          Note 7.   PARTNERS' EQUITY (DEFICIT)

          Allocation of Net Income and Net Loss - Net losses from operations of the Partnership are generally allocated ninety-nine percent (99%) to Outlook and one percent (1%) to the Other Partners in proportion to the number of units held by each of the Other Partners. Net income from operations of the Partnership will be allocated in the same amounts and in the same ratios as any distributions made to the Partners, and then in the same amounts and in the same ratios that previous allocations of net losses from operations were made to the Partners. Thereafter, allocations will be made to the Partners in proportion to the number of units held by each Partner.

          Allocations of income and loss from the sale or refinancing of the Property will be made in accordance with priorities outlined in the Partnership Agreement.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          Distributions of Cash - Distributions of cash from operations will be paid first to Outlook in an amount equal to the "Current Year Operational Preference Account" (see discussion which follows), then to the Partners in repayment of any unpaid advances or loans, and interest accrued thereon, made by the Partners to the Partnership, then to Outlook in an amount equal to the "Accrued Operational Preference Account" (see discussion which follows), and then 25% to Outlook and 75% to the Other Partners pro rata in accordance with their units.

          Distributions from the sale or refinancing of the Property will be made in accordance with priorities outlined in the Partnership Agreement.

          Operational Preference Account - Beginning January 1, 1990, Outlook was credited with a preference for distributions of $850,000, and on the first day of each Partnership year beginning January 1, 1990 the preference amount balance is increased by $700,000 (aggregate preference of $5,750,000 at January 1, 1996). (The balance is accounted for in memo form only and is not included in the financial statements of the Partnership or Outlook). Decreases in the preference balance will occur as distributions are made to Outlook with reference to this preference amount. The "Current Year Operational Preference Account" is the operational preference amount applicable to the then current calendar year. The "Accrued Operational Preference Account" is the total balance in the Operational Preference Account as of the immediately preceding December 31st.

          Guaranteed Payment - The Partnership Agreement provides for payment to Outlook of $375,000 in each of 1987 and 1988, and $500,000 in 1989. As of December 31, 1989, these guaranteed payments had not been made. At that time, the Partners agreed that the unpaid amounts should accrue interest at the rate of 8% per year, compounded annually, from the date the payment was due. The Partners agreed that the total amount owed to Outlook as of December 31, 1989 was $1,342,000 and that the amount should continue  to  accrue  interest  at  the  rate  of  8%  per  year, compounded annually, commencing January 1, 1990 (aggregate balance of $2,129,600 at December 31, 1995). (The balance is accounted for in memo form only and is not included in the financial statements of the Partnership or Outlook). If by December 31, 1999, or the sale of all or substantially all of the Property by the Partnership, Outlook has not received payment in full of the entire Guaranteed Payment, together with accrued interest, then the Other Partners will pay Outlook, outside the Partnership, the unpaid amount of such Guaranteed Payment plus interest.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          Due to/from Other Partners - The net amount due to (from) Other Partners included in Partners' Equity is comprised of the following:

          1.   Amounts received by Other Partners
               that should have been received by the
               Partnership

                    Interest on funds held in escrow
                    for September 1989 refinancing         $  (104,100)

                    Partial release of amount held
                    back (plus interest) from funding
                    of September 1989 refinancing             (102,200)

                    Funds released from September
                    1989 refinancing                              (300)

          2.   Pre-December 31, 1986 liabilities of the
               Other Partners paid by the Partnership
               subsequent to December 31, 1986                (272,800)

          3.   Amounts received by the Partnership
               that should have been received by the
               Other Partners

                    Bond interest reserve applicable to
                    original financing, released to
                    September 1989 refinancing escrow          100,000

                    Balance of bond principal reserve
                    applicable to original financing,
                    as of December 31, 1986                    197,000

          4.   Advance by Other Partners to September
               1989 refinancing escrow                          72,500

          5.   Amounts paid by the Partnership related
               to the claims brought by C.W. Driver
               against the Partnership which are
               covered by the Partnership
               indemnification agreement                       (37,400)
          Net amount due from Other Partners               $  (147,300)

          The amounts noted above have not been accepted by the Other Partners. Moreover, some of the Other Partners have alleged in writing that the Partnership has wrongfully withheld payment of distributions payable to the Other Partners. The Partnership has denied these allegations in writing, but none of the disagreements have been resolved. Management believes that no additional liability will arise from these disputes.

                       HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                           December 31, 1995, 1994 and 1993

          Other Equity Transactions - A summary of transactions which have been included in the Other Partners' capital account at December 31, 1989 are as follows:

               Capital balance (deficit) at December 31,
                1986                                      $ (1,389,400)

               Other Partners' share of cumulative loss
                - January 1, 1987 to December 31, 1989         (35,300)

               Liabilities incurred prior to
                December 31, 1986                              417,600

               Funds held in original bond principal
                reserve at December 31, 1986                  (197,000)

               Original bond interest reserve                 (228,300)

               Balance at December 31, 1989               $ (1,432,400)

   Schedule III insert

          Item 9.   Disagreements  with  Accountants   on  Accounting   and
                    Financial Disclosure

          None.

                                       PART III


          Item 10.  Directors and Executive Officers of the Registrant.

          General Partners

          The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Corporation ("GC", the "Managing General Partner", formerly known as Glenborough Realty Corporation) and Robert Batinovich.

          Robert Batinovich was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1987 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GRT"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as it President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

          For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of March 1, 1996:

          Name                 Age     Position

          Andrew Batinovich    37      Chief Executive Officer and
                                       Chairman of the Board

          Robert E. Bailey     34      Secretary and Corporate Counsel

          Sandra L. Boyle      47      President and
                                       Chief Operating Officer

          June Gardner         44      Director

          Terri Garnick        35      Chief Financial Officer

          Judy Henrich         50      Vice President

          Wallace A. Krone Jr. 64      Director

          Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GRT. He holds a

          California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University of Paris. Prior to joining Glenborough, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank.

          Robert E. Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for all landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

          Sandra L. Boyle has been associated with GC or its associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GRT. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and Board of Directors of BOMA San Francisco and BOMA California.

          June Gardner was elected a director of GC on January 10, 1996. She was associated with GC from 1984 through 1995, as Senior Vice President, Corporate Controller with responsibilities in the areas of corporate financial planning, reporting, accounting and banking relationships. Before joining GC, Ms. Gardner was Assistant Vice President of JMB Realty Corporation from 1977 to 1984, with responsibilities in the areas of financial management and reporting.

          Terri Garnick has served as Chief Financial Officer of GC since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GRT. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining GBC in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

          Judy Henrich is a Vice President of GC, effective January 10, 1996 and is responsible for the coordination of all due broker-dealer and investor communications for partnerships managed by

          GC. Prior to joining GC, Ms. Henrich, was associated with Rancon Financial Corporation from 1981 through early 1995, as Senior Vice President since 1985, with responsibilities similar to those at GC. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms.
          Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

          Wallace A. Krone has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with GC since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of GC since 1989.

          Item 11.  Executive Compensation

          Compensation and Fees

          The Partnership  has  no  executive  officer.    For  information
          relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

          Item 12.  Security Ownership of Certain Owners and Management

          To the best knowledge of the Partnership, no person owned of record or beneficially more than 5% of the outstanding Units at December 31, 1995.

          The Partnership, as an entity, does not have any directors or officers. At December 31, 1995, no Units were owned of record or beneficially by any officers or directors of the General Partner.

          Item 13.  Certain Relationships and Related Transactions

             (a) In 1990, AFC made a $400,000 loan to the Partnership to fund working capital needs and in 1992, the Partnership assumed $204,000 in non interest bearing amounts due to AFC by the Huntington Breakers Apartments, Ltd. unconsolidated joint venture. The net book balance at December 31, 1995 of the original $400,000 was $238,000, which is net of excess losses from the Huntington Breakers joint venture. To the extent the Partnership's share of the loss in its unconsolidated joint venture creates a negative investment in joint venture ("excess losses"), the excess losses shall be applied as a reduction in the advances to the unconsolidated joint venture. Any excess losses exceeding the balance in advances to the unconsolidated joint venture shall then be suspended Partnership losses. The net balance bears interest at a rate of prime plus 1-1/2 % and is due on demand.

              (b)An affiliate of the General Partner earned compensation for specific services provided to the Partnership. In accordance with the Limited Partnership agreement, the Partnership paid the General Partner and its affiliates compensation for services provided to the Partnership. Glenborough Corporation provides property management services and has been compensated as follows:

                                             1995        1994        1993
             Management fees              $143,000    $242,000    $269,000
             Property management salaries   37,000     141,000     191,000

          The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough Corporation was reimbursed $552,000, $579,000 and $514,000 for such expenses in 1995, 1994 and 1993, respectively.

             (c) None of the members of the General Partner were indebted to the Partnership during this fiscal year.

             (d)  Compensation   received  by   the  General   Partner  and
          affiliates is disclosed under Item 11.

                                       PART IV


          Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                    (a)(1) Financial  Statements -  See Index  to Financial
                           Statements contained in Item 8.

                       (2) Financial Statement Schedules  - See Item  14(d)
                           below.

                       (3) Exhibits - Exhibit #27 - Financial Data Schedule

                    (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant in the fourth quarter of 1995.

                    (c)    Exhibits - See Exhibit Index.

                    (d) Financial Statement Schedules - The following financial statement schedules of the Partnership are included in Item 8:

                             Schedule  III  - Real  Estate  Investments and
                             Related    Accumulated     Depreciation    and
                             Amortization.

                           All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                      SIGNATURES


          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP


          By:                           By:  Glenborough Corporation,
              Robert Batinovich              a California corporation,
              General Partner                (formerly knows as Glenborough
                                             Realty Corporation,
                                             a California Corporation)



              Date:                          By:
                                                 Andrew Batinovich
                                                 Chief Executive Officer
                                                 and Chairman of the Board


                                             Date:



                                             By:
                                                 Terri Garnick
                                                 Chief Financial Officer


                                             Date:




                                             By:
                                                 June Gardner
                                                 Director


                                             Date:








            (A Majority of the Board of Directors of the General Partner)






                                      SIGNATURES


          Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP



          By:  /s/ Robert Batinovich       By:Glenborough Corporation,
             Robert Batinovich               a California corporation,
             General Partner                 (formerly knows as Glenborough
                                             Realty Corporation,
                                             a California Corporation)



              Date: March 29, 1996           By: /s/ Andrew Batinovich
                                                 Andrew Batinovich
                                                 Chief Executive Officer
                                                 and Chairman of the Board


                                             Date: March 29, 1996



                                             By: /s/ Terri Garnick
                                                 Terri Garnick
                                                 Chief Financial Officer


                                             Date: March 29, 1996



                                             By: /s/ June Gardner
                                                 June Gardner
                                                 Director


                                             Date: March 29, 1996










            (A Majority of the Board of Directors of the General Partner)