Form 10-K/A
period 1995-12-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1996-05-02
CIK 771998

May 1, 1996



                           Filer Support, EDGAR
                           U.S. Securities and Exchange Commission
                           Operations Center, Stop 0-7
                           6432 General Green Way
                           Alexandria, VA 22312

                           Re:  Outlook Income Fund VIII

          Gentlemen:

          The following amendment to the December 31, 1995 Form 10-K (as filed under Form 10-K/A) adds to Item 8, Schedule III - Real Estate and Accumulated Depreciation for the Registrant and its joint venture, which was previously omitted in error.


                           Very truly yours,

                           Outlook Income Fund VIII,
                           a California Limited Partnership




                           By: /s/ Terri Garnick
                           ----------------------------------------
                                TERRI GARNICK
                                Senior Vice President and
                                Chief Financial Officer

                                Enclosures





















                                     Page 1 of 59





                   UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-K/A

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

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
                 SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS
                AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)

       COLUMN A                        COLUMN B          COLUMN C
COLUMN D

                                                                          Cost
Capitalized
                                                         Initial Cost to
Subsequent to
                                                           Partnership
Acquisition
                                                          --------------
- - ----------------
                                                                Buildings
                                                                 and(1)
(1)   Carrying
        Description                      Encumbrances   Land  Improvements
Improv    Cost
        -----------                      ------------  -----  -------------
- - -----    -----
        175 South West Temple(3)              ---       ---         ---
- - ---      ---
        San Mar Plaza                       6,617     2,559       7,608
160   (1,225)
        Silver Creek Plaza                  8,342     5,476       6,420
327     (404)
                                           ------    ------      ------
- - ------   ------
                                           14,959     8,035      14,028
487   (1,629)
                                           ======    ======      ======
======   ======



        COLUMN A                   COLUMN E         COLUMN F   COLUMN G
COLUMN H   COLUMN I

                             Gross Amount Carried
                             at December 31, 1995
                               ---------------------  (1)
                                   Building         Accum-      Date of
     Depreci-
                                    and(1)   (2)    ulated     Construc-
Date       able
        Description          Land   Improv  Total   Deprec       tion
Acquired    Lives
        -----------          -----  ------- -----    -----     --------
- - ------     ------
        175 South West
         Temple(3)            ---     ---    ---      ---         ---
5/86       N/A
        San Mar Plaza        2,546   6,556  9,102   (2,552)       ---
6/86       5-30
        Silver Creek Plaza   5,339   6,480 11,819   (2,119)       ---
10/86       5-30
                            ------  ------ ------   ------
                             7,885  13,036 20,921   (4,671)
                            ======  ====== ======   ======

        (1)  Amounts include furniture, equipment and tenant improvements.
        (2)  Aggregate cost for Federal income tax purposes is $21,773,000 at December 31, 1995.
        (3)  175 South West Temple was foreclosed on April 28, 1995.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP
               SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS AND
                  RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)



       Following is a summary of real estate investments for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                              ------    ------    ------
       Balance at beginning of period       $ 21,876  $ 44,749  $ 44,745

       Improvements                               70       118         4
       Dispositions from foreclosure or sale (12,379) (10,622) --- Provision for losses on real estate
        investments                           (1,015)      ---       ---
       Real estate held for foreclosure       12,369   (12,369)      ---
                                             -------   -------   -------

       Balance at end of period             $ 20,921  $ 21,876  $ 44,749
                                             =======   =======   =======



       Following is a summary of changes in depreciation and amortization of real estate investments for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                              ------    ------    ------
       Balance at beginning of period        $ 4,198  $ 10,959   $ 9,753

       Additions charged to expense              473     1,052     1,206
       Dispositions from foreclosure or sale  (4,901)   (2,912)      ---
       Real estate held for foreclosure        4,901    (4,901)      ---
                                              ------    ------    ------
       Balance at end of period              $ 4,671  $  4,198   $10,959
                                              ======    ======    ======

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

                           HUNTINGTON BREAKERS APARTMENTS,
                           A CALIFORNIA LIMITED PARTNERSHIP
                 SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS
                AND RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)

       COLUMN A                        COLUMN B          COLUMN C
COLUMN D

                                                                          Cost
Capitalized
                                                         Initial Cost to
Subsequent to
                                                           Partnership
Acquisition
                                                          --------------
- - ----------------
                                                                Buildings
                                                                 and(1)
(1)  Carrying
        Description                      Encumbrances   Land  Improvements
Improv   Cost
        -----------                      ------------  -----  -------------
- - -----  -----

        Huntington Breakers
          Apartments                     $ 20,500     3,450     19,079
333    ---





        COLUMN A                   COLUMN E         COLUMN F   COLUMN G
COLUMN H   COLUMN I

                             Gross Amount Carried
                             at December 31, 1995
                               ---------------------  (1)
                                   Building         Accum-      Date of
     Depreci-
                                    and(1)   (2)    ulated     Construc-
Date       able
        Description          Land   Improv  Total   Deprec       tion
Acquired    Lives
        -----------          -----  ------- -----    -----     --------
- - ------     ------

        Huntington Breakers
          Apartments         3,450  19,412  22,862  (6,476)       ---
12/86      5-30




        (1)  Amounts include furniture, fixtures and equipment.
        (2)  Aggregate cost for Federal income tax purposes is $24,291,000 at December 31, 1995.



                           HUNTINGTON BREAKERS APARTMENTS,
                           A CALIFORNIA LIMITED PARTNERSHIP
               SCHEDULE III - CONSOLIDATED REAL ESTATE INVESTMENTS AND
                  RELATED ACCUMULATED DEPRECIATION AND AMORTIZATION
                                  December 31, 1995
                                    (In Thousands)




       Following is a summary of real estate investments for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                               ------    ------    ------
       Balance at beginning of period       $ 22,726  $ 22,637   $22,637

       Improvements                              136        89       ---
                                             -------   -------   -------
       Balance at end of period             $ 22,862  $ 22,726   $22,637
                                             =======   =======   =======





       Following is a summary of accumulated depreciation and amortization of real estate investments for the years ended December 31, 1995, 1994 and 1993:

                                                1995      1994      1993
                                                ----      ----      ----
       Balance at beginning of period       $  5,831  $  5,187  $  4,548

       Additions charged to expense              645       644       639
                                              ------    ------    ------
       Balance at end of period             $  6,476  $  5,831  $  5,187
                                              ======    ======    ======

                                      SIGNATURES


       Pursuant to the requirements of Section l3 or l5(d) of the Securities Exchange Act of l934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                GLENBOROUGH PARTNERS,
                           A CALIFORNIA LIMITED PARTNERSHIP



       By:  /s/ Robert Batinovich       By:  Glenborough Corporation,
             Robert Batinovich               a California corporation,
             General Partner                 (formerly knows as Glenborough
                                             Realty Corporation,
                                             a California Corporation)



           Date: 4/29/96                     By: /s/ Andrew Batinovich
                                                Andrew Batinovich
                                                Chief Executive Officer
                                                and Chairman of the Board


                                             Date:  4/29/96



                                             By: /s/  Terri Garnick
                                                Terri Garnick
                                                Chief Financial Officer


                                             Date: 4/29/96



                                             By: /s/ June Gardner
                                                  June Gardner
                                                  Director


                                             Date: 4/29/96









            (A Majority of the Board of Directors of the General Partner)