Form 10-Q
period 1996-03-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1996-05-16
CIK 771998

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended March 31, 1996

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

          Total number of units outstanding as of March 31, 1996: 35,000

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                       March 31,    December 31,
                                                          1996          1995
                                                        --------      --------
     Assets
     -------
     Real estate investments, at cost:
       Land                                            $  7,885       $  7,885
       Buildings and improvements                        13,036         13,036
                                                       --------       --------
                                                         20,921         20,921
       Less accumulated depreciation and amortization    (4,787)        (4,671)
                                                       --------       --------
             Net real estate investments                 16,134         16,250

     Investment in and advances to unconsolidated
      joint venture                                         272            481
     Cash and cash equivalents                            1,722          1,816
     Accounts receivable, net                                97             51
     Prepaid expenses and other assets, net                 104             55
     Deferred financing costs and other fees, net
       of accumulated amortization of $468 and $456
       for March 31, 1996 and December 31, 1995,
       respectively                                         152            151
                                                       --------       --------
                                                      $  18,481      $  18,804
                                                       ========       ========
     Liabilities and Partners' Equity (Deficit)
     ------------------------------------------
     Notes payable - secured                          $  14,921      $  14,959
     Accounts payable and accrued expenses                  202            195
     Deferred income and security deposits                   59             64
                                                       --------       --------
        Total liabilities                                15,182         15,218
                                                       --------       --------
     Partners' equity (deficit):
     ---------------------------
       General Partner                                     (134)          (128)
       Limited Partners, 35,000 limited
        partnership units outstanding                     3,433          3,714
                                                       --------       --------
     Total partners' equity                               3,299          3,586
                                                       --------       --------
                                                      $  18,481      $  18,804
                                                       ========       ========

                   See accompanying notes to financial statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP


                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                                       Three months ended
                                                            March 31,
                                                      ------------------
                                                       1996            1995

                                                      ------          -----
          Revenues:
           Operating                                $    605      $  1,058
           Interest and other                             21            44
                                                    --------      --------
             Total revenues                              626         1,102
                                                    --------      --------
          Expenses:
           Operating (including $34 and $64
             paid to affiliates in the three
             months ended March 31, 1996 and
             1995, respectively)                         163           342
           Interest                                      357           528
           Depreciation and amortization                 155           277
           General and administrative
             (including $118 and $146 paid
             to affiliates in the three
             months ended March 31, 1996
             and 1995, respectively)                     160           175
                                                    --------      --------
             Total expenses                              835         1,322
                                                    --------      --------
          Loss before equity in loss of
           unconsolidated joint venture                (209)         (220)

          Equity in loss of unconsolidated
           joint venture                                (78)         (175)
                                                    --------      --------
          Net loss                                 $   (287)     $   (395)
                                                    ========      ========

          Net loss per limited partnership
           "Current Unit"                          $ (22.87)     $ (31.47)
                                                    ========      ========








                   See accompanying notes to financial statements.

                          OUTLOOK INCOME/GROWTH FUND VIII,
                          A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Partners' Equity (Deficit)
                                   (in thousands)

                 For the three months ended March 31, 1996 and 1995
                                     (Unaudited)

                                         Limited Partners       Total
                           General         -------------       Limited
Partners'
                           Partner   Current Deferred Growth  Partners    Equity
                          --------   ------- -------- ------  --------    ------

   Balance at
    December 31, 1994       $ (189)   $3,714  $  ---  $  ---    $3,714    $3,525

   Net loss                     (8)     (387)    ---     ---      (387)
(395)
                            ------    ------  ------  ------    ------    ------
   Balance at
    March 31, 1995          $ (197)   $3,327  $  ---  $  ---    $3,327    $3,130
                            ======    ======  ======  ======    ======    ======



   Balance at
    December 31, 1995       $ (128)   $3,714  $  ---  $  ---    $3,714    $3,586

   Net loss                     (6)     (281)    ---     ---      (281)
(287)
                            ------    ------  ------  ------    ------    ------
   Balance at
    March 31, 1996          $ (134)   $3,433  $  ---  $  ---    $3,433    $3,299
                            ======    ======  ======  ======    ======    ======




















                   See accompanying notes to financial statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                             Three months ended
                                                                   March 31,
                                                             ------------------
                                                              1996        1995
                                                             ------      ------
     Cash flows from operating activities:
     Net loss                                               $  (287)    $  (395)
     Adjustments to reconcile net income to
      net cash provided by operating activities:
        Depreciation and amortization                           155         277
        Equity in loss of unconsolidated joint venture           78         175
     Changes in assets and liabilities:
      Accounts receivable                                       (46)          1
      Prepaid expenses and other assets                         (49)        (73)
      Deferred financing and other fees                         (13)         (3)
      Accounts payable and accrued expenses                       6          75
      Deferred income and security deposits                      (5)         10
                                                            -------     -------
     Net cash provided by operating activities                 (161)         67
                                                            -------     -------
     Cash flows from investing activities:
        Property additions                                      ---         (55)
        Payments received on notes receivable
          from unconsolidated joint venture                     105         ---
        Additions to notes receivable from
          unconsolidated joint venture                          ---         (12)
                                                            -------     -------
     Net cash provided by (used in) investing activities        105         (67)
                                                            -------     -------


     Cash flows from financing activities:
        Notes payable principal payments                        (38)       (102)
        Increase in restricted cash                             ---         (45)
                                                            -------     -------
     Cash used in financing activities                          (38)       (147)
                                                            -------     -------
     Net decrease in cash and cash equivalents                  (94)       (147)

     Cash and cash equivalents at beginning of period         1,816       2,297
                                                            -------     -------
     Cash and cash equivalents at end of period             $ 1,722     $ 2,150
                                                            =======     =======


     Supplemental disclosure of cash flow information:
        Cash paid for interest                              $   298     $   499
                                                            =======     =======

                   See accompanying notes to financial statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Note 1.   SIGNIFICANT ACCOUNTING POLICY
                    -------------------------------
          In the opinion of Glenborough Corporation (formerly Glenborough Realty Corporation), the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), at March 31, 1996 and December 31, 1995, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1996 and 1995.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial  statements   should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation ("Glenborough")  has been compensated for
          property management  services.   The  following amounts  paid  to
          Glenborough are included in operating expenses for the three months ended March 31, 1996 and 1995:
                                                  1996         1995
                                                 ------       ------
          Management fees                     $  28,000    $  46,000
          Property salaries (reimbursed)          6,000       18,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $118,000 and $146,000 by the Partnership for such expenses during the three months ended March 31, 1996 and 1995, respectively. Such amounts are included in general and administrative expenses.

          Note 4.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
                    ------------------------------------------
          On December 31, 1986, the Partnership purchased 49 existing general partner units representing an undivided 49% interest in the "Breakers Partnership". Concurrent with this purchase, the Partnership acquired the right to obtain one additional general partner unit. This right was exercised by the Partnership in January 1988 for a purchase price of $20,000, which increased its interest in the Breakers Partnership to 50%. The Breakers

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Partnership  owns  a   342-unit  apartment  complex   located  in
          Huntington Beach, California which was completed in March 1986.

          The investments in and advances to unconsolidated joint venture is comprised of the following (in thousands):

                                                  March 31,    December 31,
                                                    1996            1995
                                                  ---------      ---------
          Equity interest                         $ (2,267)     $ (2,483)
          Acquisition fees                             553           553
          Legal, appraisal and other costs           2,575         2,575
          Amortization of acquisition fee,
            legal and appraisal expenses              (965)         (938)
          Advances to unconsolidated joint venture     272           481
          Excess losses - reduction in advances
            to Breakers                                104           293
                                                   -------       -------
          Investments in and advances to
           unconsolidated joint venture           $    272      $    481
                                                   =======       =======

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

          Summary condensed balance sheet information as of March 31, 1996 and December 31, 1995, and condensed statements of operations for the three months ended March 31, 1996 and 1995, are as follows (in thousands):

                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                                   Balance Sheets

                                                   March 31,   December 31,
                                                     1996           1995
                                                    -------      -------
          Net real estate investment              $  16,222     $  16,386
          Other assets                                2,288         1,909
                                                   --------      --------
           Total assets                           $  18,510     $  18,295
                                                   ========      ========

          Notes payable                           $  20,500     $  20,500
          Notes payable to Outlook Income
               Growth Fund VIII                         669           774
          Other liabilities                           1,519         1,121
                                                   --------      --------
               Total liabilities                     22,688        22,395
                                                   --------      --------
          Partner's Equity (Deficit):
               Outlook Income Growth Fund VIII       (2,560)       (2,483)
               Other Partners, net                   (1,618)       (1,617)
                                                   --------      --------
               Total Partners' Deficit               (4,178)       (4,100)
                                                   --------      --------
                                                  $  18,510     $  18,295
                                                   ========      ========

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                              Statements of Operations
                  For the three months ended March 31, 1996 and 1995

                                                     1996            1995
                                                   --------        --------
          Revenues                                 $    899        $    796
          Expenses                                      977             971
                                                   --------        --------
          Net Loss                                 $    (78)            $
          (175)
                                                   ========        ========

          A summary of notes payable are as follows (in thousands):

                                                     1996            1995
                                                    -------         -------
          7.2%  note  payable  secured  by  a
          first deed of  trust and letter  of
          credit    in    the    amount    of
          $16,640,000, payable in semi-annual
          (interest  only  in  the amount  of
          $576,000     installments     until
          maturity  on July 1,  2014 at which
          time  all  remaining principal  and
          interest will be due
          and payable                              $ 16,000        $ 16,000

          9.75%  note  payable  secured by  a
          second   trust  deed,   payable  in
          monthly interest only  installments
          of approximately $36,600 until July
          1,   1996,   at   which  time   all
          remaining  principal  and  interest
          will be due
          and payable                                 4,500           4,500
                                                    -------         -------
                                                   $ 20,500        $ 20,500
                                                    =======         =======

          The note payable in the amount of $16,000,000 was given by the Partnership for the proceeds of City of Huntington Beach Multifamily Mortgage Revenue Refunding Bonds, Issue of 1989 (the "Bonds"). The Bonds bear the same interest rate and due date as the 7.2% note payable and are limited obligations of the City of Huntington Beach payable solely out of the proceeds from payments

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    March 31, 1996
                                     (Unaudited)

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

          Note 5.   PROPERTY DISPOSITION
                    --------------------
          On March 6, 1995, management of 175 South West Temple, a 145,075 square foot office space in Salt Lake City, Utah, owned by 175 South West Temple Associates, was turned over as part of a pending completion of a negotiated foreclosure, to a receiver for the lender, in advance of the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure.

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

          On April 28, 1995, ownership of 175 South West Temple, a property in a joint venture where the Partnership was the general partner, was turned over to the lender in a negotiated deed-in-lieu of foreclosure prior to the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This negotiated foreclosure relieved the Partnership of its guarantee for a portion of the outstanding debt.

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

          Results of Operations
          ---------------------
          The April 1995 negotiated foreclosure on 175 South West Temple, discussed above, accounts for the majority of the decrease in total rental revenue from $1,058,000 during the three months ended March 31, 1995 to $605,000 during the three months ended March 31, 1996.
          Interest and other revenue has decreased during the three months ended March 31, 1996 over the same period in 1995 primarily due to the 1996 elimination of interest accruals on the Huntington Breakers Partnership note receivable.

          As would be expected as a result of the property disposition (discussed above) in 1995, operating expenses, general and administrative expenses, interest expense and depreciation and amortization decreased during the three months ended March 31, 1996 compared to the same period in 1995.

          San Mar Plaza:

          San Mar Plaza was 97% occupied at March 31, 1996, which was one percent below the 98% occupancy level at March 31, 1995. At March 31, 1996, the property had 2,650 square feet of vacant space. One tenant, occupying a total of 1,050 square feet of space is currently on month to month holdover, while another tenant whose lease expired will vacate its 2,800 square foot space. Management has re-leased the 2,800 square foot space. Management continues to market its vacant space, primarily targeting national franchises and multi-unit regional operators.

          The loan secured by San Mar Plaza matures on July 31, 1996. Management is negotiating with the current lender for a refinance, but no conclusion has been reached. Due to the estimated current fair value of the property being less than the current loan balance, it does not appear likely that the loan can be refinanced with an outside lender. Therefore, in 1995, the Partnership recognized a loss provision for impairment of investment in real estate of $1,015,000.

          Silver Creek:

          Silver Creek was 84% occupied at March 31, 1996, which was one percentage point less than the March 31, 1995 occupancy. In 1996, two leases totalling 5,000 square feet of space had expired. One lease renewal has been completed, while another renewal is awaiting signature. Management also believes that the market is strong enough that it can now concentrate on upgrading the tenant mix to strengthen the center.

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

          The property was 93% occupied at March 31, 1996, which is one percentage point above the March 31, 1995 occupancy. Lower occupancies in competing complexes have led the competition to offer heavy concessions and lower rental rates, but management has been able to hold back from offering rent concessions and major rate reductions of its own. If the competition continues to cut their rental rates, management may be driven to respond accordingly. Through all this, management has continued an aggressive marketing campaign to attract new tenants and maintain occupancy.

          PART II.  OTHER INFORMATION


          Item 1.   Legal Proceedings

                    The Partnership is not a party to, nor any of its assets the subject of, any material pending legal proceedings.

          Item 4.   Submission of Matters to a Vote of Security Holders

                    None.

          Item 6.   Exhibits and Reports on Form 8-K

               (a)  Exhibits

                    None.

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



                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP


                                   By: Glenborough Corporation,
                                       (formerly Glenborough Realty
                                       Corporation)
                                       a California corporation
                                       Managing General Partner




          Date: May 13, 1996           By:  /s/ TERRI GARNICK
                                            Terri Garnick
                                            Chief Financial Officer