Form 10-Q
period 1996-06-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1996-08-14
CIK 771998

FORM 10-Q

                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549


                [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                        OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the Quarterly Period Ended June 30, 1996

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

          Total number of units outstanding as of June 30, 1996: 34,996

     PART I.   FINANCIAL INFORMATION

     Item 1.   Financial Statements

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                                    Balance Sheets
                       (in thousands, except units outstanding)
                                     (Unaudited)

                                                        June 30,    December 31,
                                                          1996          1995
                                                        --------      --------
     Assets
     -------
     Real estate investments, at cost:
       Land                                            $  7,885       $  7,885
       Buildings and improvements                        13,036         13,036
                                                       --------       --------
                                                         20,921         20,921

       Less accumulated depreciation                     (4,904)        (4,671)
                                                       --------       --------
             Net real estate investments                 16,017         16,250

     Investment in and advances to unconsolidated
      joint venture                                         512            481
     Cash and cash equivalents                            1,344          1,816
     Accounts receivable, net                                98             51
     Prepaid expenses and other assets, net                  62             55
     Deferred financing costs and other fees, net
       of accumulated amortization of $484 and $456
       at June 30, 1996 and December 31, 1995,
       respectively                                         144            151
                                                       --------       --------
                                                      $  18,177      $  18,804
                                                       ========       ========
     Liabilities and Partners' Equity (Deficit)
     ------------------------------------------
     Notes payable - secured                          $  14,878      $  14,959
     Accounts payable and accrued expenses                  188            195
     Deferred income and security deposits                   61             64
                                                       --------       --------
        Total liabilities                                15,127         15,218
                                                       --------       --------
     Partners' equity (deficit):
       General Partner                                     (139)          (128)
       Limited Partners, 34,996 and 35,000 limited
        partnership units outstanding at June 30,
        1996 and December 31, 1995, respectively          3,189          3,714
                                                       --------       --------
     Total partners' equity                               3,050          3,586
                                                       --------       --------
                                                      $  18,177      $  18,804
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

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                               Statements of Operations
                       (in thousands, except per unit amounts)
                                     (Unaudited)

                                           Three months ended    Six months
ended
                                                June 30,             June 30,
                                                --------             --------
                                            1996       1995      1996       1995
   Revenue:                               --------   --------   -------
- - -------
     Rental income                        $   611    $   725  $  1,216   $
1,783
     Gain on forgiveness of debt              ---      2,769       ---
2,769
     Interest and other                        19         40        40
84
                                          -------    -------   -------
- - -------
   Total revenue                              630      3,534     1,256
4,636
                                          -------    -------   -------
- - -------
   Expenses:
     Operating (including $70 and $106
      paid to affiliates in the six
      months ended June 30, 1996 and
      1995, respectively)                     184        249       347
591
     Interest                                 356        373       713
901
     Depreciation and amortization            107        199       262
476
     General and administrative
      (including $235 and $281 paid
      to affiliates in the six months
      ended June 30, 1996 and 1995,
      respectively)                           146        176       306
351
                                          -------    -------   -------
- - -------
        Total expenses                        793        997     1,628
2,319
                                          -------    -------   -------
- - -------
   Income (loss) before equity in
    loss of unconsolidated joint
    venture                                  (163)     2,537      (372)
2,317

   Equity in loss of unconsolidated
     joint venture                            (86)      (165)     (164)
(340)
                                          -------    -------   -------
- - -------
   Net income (loss)                      $  (249)   $ 2,372   $  (536)   $
1,977
                                          =======    =======   =======
=======

   Net income (loss) per limited
     partnership "Current Unit"           $(19.84)   $173.94   $(42.72)
$142.47
                                          =======    =======   =======
=======




                   See accompanying notes to financial statements.

                          OUTLOOK INCOME/GROWTH FUND VIII,
                          A CALIFORNIA LIMITED PARTNERSHIP

                      Statements of Partners' Equity (Deficit)
                                   (in thousands)

                   For the six months ended June 30, 1996 and 1995
                                     (Unaudited)

                                        Limited Partners        Total      Total
                           General      ---------------------- Limited
Partners'
                           Partner  Current Deferred  Growth  Partners    Equity
                          --------  ------- --------  ------  --------    ------

   Balance at
    December 31, 1994       $ (189)   $3,714  $  ---  $  ---    $3,714    $3,525

   Net income                  225     1,752     ---     ---     1,752     1,977
                            ------    ------  ------  ------    ------    ------
   Balance at
    June 30, 1995           $   36    $5,466  $  ---  $  ---    $5,466    $5,502
                            ======    ======  ======  ======    ======    ======



   Balance at
    December 31, 1995       $ (128)   $3,714  $  ---  $  ---    $3,714    $3,586

   Net loss                    (11)     (525)    ---     ---      (525)
(536)
                            ------    ------  ------  ------    ------    ------
   Balance at
    June 30, 1996           $ (139)   $3,189  $  ---  $  ---    $3,189    $3,050
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

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                       Statements of Cash Flows (in thousands)
                                     (Unaudited)

                                                              Six months ended
                                                                    June 30,
                                                             ------------------
                                                              1996        1995
                                                             ------      ------
     Cash flows from operating activities:
     Net income (loss)                                      $  (536)     $1,977
     Adjustments to reconcile net income (loss)
      to net cash provided by (used for)
      operating activities:
        Depreciation and amortization                           262         476
        Equity in loss of unconsolidated joint venture          164         340
        Gain on forgiveness of debt                             ---      (2,769)
     Changes in assets and liabilities:
      Accounts receivable                                       (47)        (27)
      Prepaid expenses and other assets                          (7)         33
      Deferred financing and other fees                         (22)        (96)
      Accounts payable and accrued expenses                      (7)         83
      Deferred income and security deposits                      (3)          9
                                                            -------     -------
     Net cash provided by (used for) operating activities      (196)         26
                                                            -------     -------
     Cash flows from investing activities:
        Property additions                                      ---         (85)
        Payments received on notes receivable
          from unconsolidated joint venture                     180          60
        Additions to notes receivable from
          unconsolidated joint venture                         (375)       (146)
                                                            -------     -------
     Net cash used for investing activities                    (195)       (171)
                                                            -------     -------
     Cash flows from financing activities:
        Notes payable principal payments                        (81)       (218)
                                                            -------     -------
     Cash used for financing activities                         (81)       (218)
                                                            -------     -------
     Net decrease in cash and cash equivalents                 (472)       (363)

     Cash and cash equivalents at beginning of period         1,816       2,297
                                                            -------     -------
     Cash and cash equivalents at end of period             $ 1,344     $ 1,934
                                                            =======     =======
     Supplemental disclosure of cash flow information:
        Cash paid for interest                              $   655     $   885
                                                            =======     =======



                   See accompanying notes to financial statements.

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Note 1.   THE   PARTNERSHIP   AND  ITS'   SIGNIFICANT  ACCOUNTING
                    POLICIES
                    -------------------------------------------------------
          -
          In the opinion of Glenborough Corporation (formerly Glenborough Realty Corporation), the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), as of June 30, 1996 and December 31, 1995, and the related statements of operations, for the three and six months ended June 30, 1996 and 1995, and the changes in partners' equity and cash flows for the six months ended June 30, 1996 and 1995.

          Note 2.   REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                    ----------------------------------------------
          These  unaudited   financial   statements  should   be  read   in
          conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

          Note 3.   TRANSACTIONS WITH AFFILIATES
                    ----------------------------
          Glenborough Corporation ("Glenborough")  has been compensated for
          property management  services.   The  following amounts  paid  to
          Glenborough are included in operating expenses for the six months ended June 30, 1996 and 1995:
                                                  1996         1995
                                                 ------       ------
          Management fees                     $  58,000    $  81,000
          Property salaries (reimbursed)         12,000       25,000

          The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $235,000 and $281,000 by the Partnership for such expenses during the six months ended June 30, 1996 and 1995, respectively. Such amounts are included in general and administrative expenses.

          Note 4.   INVESTMENT IN UNCONSOLIDATED JOINT VENTURE
                    ------------------------------------------
          On December 31, 1986, the Partnership purchased 49 existing general partner units representing an undivided 49% interest in the "Breakers Partnership". Concurrent with this purchase, the Partnership acquired the right to obtain one additional general

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          partner unit. This right was exercised by the Partnership in January 1988 for a purchase price of $20,000, which increased its interest in the Breakers Partnership to 50%. The Breakers Partnership owns a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986.

          The investments in and advances to unconsolidated joint venture is comprised of the following (in thousands):

                                                  June 30,     December 31,
                                                    1996            1995
                                                  ---------      ---------
          Equity interest                         $ (2,190)     $ (2,190)
          Acquisition fees                             553           553
          Legal, appraisal and other costs           2,575         2,575
          Amortization of acquisition fee,
            legal and appraisal expenses              (938)         (938)
          Advances to unconsolidated joint venture     969           774
          Excess losses - reduction in advances
            to Breakers                               (457)         (293)
                                                   -------       -------
          Investments in and advances to
           unconsolidated joint venture           $    512      $    481
                                                   =======       =======

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Summary condensed balance sheet information as of June 30, 1996 and December 31, 1995, and condensed statements of operations for the six months ended June 30, 1996 and 1995, are as follows (in thousands):

                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                                   Balance Sheets

                                                   June 30,    December 31,
                                                     1996           1995
                                                    -------      -------
          Net real estate investment              $  16,066     $  16,386
          Other assets                                2,275         1,909
                                                   --------      --------
           Total assets                           $  18,341     $  18,295
                                                   ========      ========

          Notes payable                           $  20,500     $  20,500
          Notes payable to Outlook Income/
               Growth Fund VIII                         970           774
          Other liabilities                           1,137         1,121
                                                   --------      --------
               Total liabilities                     22,607        22,395
                                                   --------      --------
          Partners' deficit:
               Outlook Income/Growth Fund VIII       (2,647)       (2,483)
               Other Partners, net                   (1,619)       (1,617)
                                                   --------      --------
               Total Partners' Deficit               (4,266)       (4,100)
                                                   --------      --------
                                                  $  18,341     $  18,295
                                                   ========      ========

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

                       Huntington Breakers Apartments, Limited,
                           A California Limited Partnership
                         Condensed Statements of Operations
                   For the six months ended June 30, 1996 and 1995

                                                     1996            1995
                                                   --------        --------
          Revenues                                 $  1,812        $  1,660
          Expenses                                    1,978           2,003
                                                   --------        --------
          Net Loss                                 $   (166)            $
          (343)
                                                   ========        ========

          A summary of notes payable are as follows (in thousands):

                                                     1996            1995
                                                    -------         -------
          7.2%  note  payable  secured  by  a
          first deed of  trust and letter  of
          credit    in    the    amount    of
          $16,640,000, payable in semi-annual
          (interest  only  in  the amount  of
          $576,000     installments     until
          maturity  on July 1,  2014 at which
          time  all  remaining principal  and
          interest will be due
          and payable                              $ 16,000        $ 16,000

          Note  payable  secured by  a second
          trust  deed,  accrues  interest  at
          LIBOR plus 1.5%, payable in monthly
          interest  only  installments  until
          July 1,  2001,  at which  time  all
          remaining  principal  and  interest

          will be due and payable                     4,500           4,500
                                                    -------         -------
                                                   $ 20,500        $ 20,500
                                                    =======         =======

          The note payable  in the amount of  $16,000,000 was given by  the
          Partnership  for  the  proceeds  of  City  of  Huntington   Beach
          Multifamily Mortgage Revenue Refunding Bonds, Issue of 1989.

          On July 1, 1996, the $16,000,000 note payable included on the Breakers Partnership June 30, 1996 balance sheet was paid-off with proceeds from the sale of Weekly Rate Demand Multifamily

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

          Housing Revenue Refunding Bonds, 1996 Series A (the 1996 Bonds), issued by the City of Huntington Beach on behalf of the Breakers Partnership. Concurrent with and as a result of the issuance of the 1996 Bonds, the Breakers Partnership entered into a new loan agreement for $16,000,000. The new note payable is secured by a first deed of trust and a letter of credit in the amount of $16,184,000. The new note bears interest at a 7 day variable rate (3.35% at June 30, 1996), requires monthly payments of interest only and matures on July 1, 2014. The Breakers Partnership has projected an annual interest savings of approximately $700,000 based on the June 30, 1996, effective interest rate. Loan fees and issuance costs totalling $168,000 and $357,000, respectively, were incurred in connection with the new note payable and the issuance of the 1996 Bonds.

          The 1996 Bonds bear the same interest rate and due date as the new $16,000,000 note payable and are limited obligations of the City of Huntington Beach payable solely out of the proceeds from payments on the $16,000,000 note payable from the Breakers Partnership and from drawings on the related letter of credit. The 1996 Bonds are subject to mandatory tender and redemption on various dates prior to the expiration of the above mentioned letter of credit on July 1, 2001.

          On  June  1,  1996,  the  Breakers  Partnership  refinanced   its
          $4,500,000 note payable secured by a second trust deed. The Breakers Partnership obtained favorable variable rate financing and a five year extension of the maturity date. Loan fees totalling $45,000 were incurred in connection with the note refinancing.

          Total loan fees incurred in 1996 include $196,000 paid to Glenborough in connection with the debt refinancing.

          Note 5.   PROPERTY DISPOSITION
                    --------------------
          On March 6, 1995, management of 175 South West Temple, a 145,075 square foot office building in Salt Lake City, Utah, was turned over as part of a pending completion of a negotiated foreclosure, to a receiver for the lender, in advance of the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure.

          On April 28, 1995, the deed of trust was foreclosed and the lender obtained title to the property. The outstanding debt

                           OUTLOOK INCOME/GROWTH FUND VIII,
                           A CALIFORNIA LIMITED PARTNERSHIP

                            Notes to Financial Statements

                                    June 30, 1996
                                     (Unaudited)

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

          The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,424 units currently outstanding); and (iii) Growth Units (14,275 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended September 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended September 30, 1988, at which time distributions were suspended. At this time distributions remain suspended and management is unable to predict when distributions will resume.

          During 1996, four deferred units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes.

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

          The Partnership has obtained a verbal agreement from the lender for an extension of the due date of its loan secured by San Mar Plaza. The loan has been extended for nine months beyond the original maturity date of July 13, 1996. The terms of the extension will be the same as those for the existing loan and are currently being documented.

          On July 1, 1996, the $16,000,000 note payable included on the Breakers Partnership June 30, 1996 balance sheet was paid-off with proceeds from the sale of Weekly Rate Demand Multifamily Housing Revenue Refunding Bonds, 1996 Series A (the 1996 Bonds), issued by the City of Huntington Beach on behalf of the Breakers Partnership. Concurrent with and as a result of the issuance of the 1996 Bonds, the Breakers Partnership entered into a new loan agreement for $16,000,000. The new note payable is secured by a first deed of trust and a letter of credit in the amount of $16,184,000. The new note bears interest at a 7 day variable rate, requires monthly payments of interest only and matures on July 1, 2014.

          The 1996 Bonds bear the same interest rate and due date as the new $16,000,000 note payable and are limited obligations of the City of Huntington Beach payable solely out of the proceeds from payments on the $16,000,000 note payable from the Breakers Partnership and from drawings on the related letter of credit. The 1996 Bonds are subject to mandatory tender and redemption on various dates prior to the expiration of the above mentioned letter of credit on July 1, 2001.

          The Huntington Breakers joint venture has generated losses in excess of the Partnership's original investment. Such excess losses have been applied as a reduction in the advances to the unconsolidated joint venture. Any future excess losses exceeding the balance in advances to the unconsolidated joint venture will be suspended.

          Management's continuing overall goal is to preserve and protect the Partnership's assets. The ongoing business plan for the Partnership is to strive to improve its cash flow within the limitations of local market conditions, reduce debt and build reserves. Additionally, the general partner is actively pursuing the restructuring of existing debt at lower interest rates to help facilitate the overall plan. The Partnership also continues to strive to maintain stable operations and endure the challenges of the market by suspending distributions and offering experienced day-to-day management of income and expenditures.

          Results of Operations
          ---------------------
          The April 1995, negotiated foreclosure on 175 South West Temple, discussed above, accounts for the majority of the decrease in rental income from $1,783,000 during the six months ended June 30, 1995 to $1,216,000 during the six months ended June 30, 1996.

          Interest and other revenue has decreased during the six months ended June 30, 1996 from the same period in 1995 due to the 1996 elimination of interest accruals on the Huntington Breakers
          Partnership note receivable and the 1995 write-off of a note receivable due from 175 South West Temple.

          As would be expected as a result of the property disposition (discussed above) in 1995, operating expenses, general and administrative expenses, interest expense and depreciation and amortization decreased during the six months ended June 30, 1996 compared to the same period in 1995.

          San Mar Plaza:

          San Mar Plaza was 96% occupied at June 30, 1996, which was one percent lower than the occupancy at June 30, 1995. At June 30, 1996, the property had 3,700 square feet of vacant space and one tenant occupying a total of 1,750 square feet of space is on a month-to-month holdover. Management continues to market its vacant space, primarily targeting national franchises and multi-unit regional operators.

          Silver Creek:

          Silver Creek was 84% occupied at June 30, 1996, which was two percent lower than the June 30, 1995 occupancy. In 1996, two lease renewals were completed totalling 5,000 square feet of space. Management believes that the market is strong enough that it can now concentrate on upgrading the tenant mix to strengthen the center.

          Huntington Breakers Apartments:

          The Huntington Breakers Apartments joint venture agreement included an income guaranty from the developer to the Partnership. The developer defaulted on the income guaranty and no amounts were ever paid. Following lengthy negotiations, the developer agreed to pay the guaranteed amounts, but the Partnership allowed the payments to be deferred and collected as a priority claim against future cash flow. Under the Huntington Breakers joint venture agreement, the Partnership has an annual cash flow priority of $700,000. The property has never reached this cash flow and no guaranty amounts have ever been received.

          The property was 94% occupied at June 30, 1996, which is two percent lower than the June 30, 1995, occupancy. Occupancies in the competing complexes have improved and the competition has reduced rental concessions offered to draw in new tenants. The majority of the communities are approximately 93% to 95% occupied. Management believes the market has improved and has continued an aggressive marketing campaign to attract new tenants and maintain occupancy.

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


                                   OUTLOOK INCOME/GROWTH FUND VIII,
                                   A CALIFORNIA LIMITED PARTNERSHIP

                                   By: Glenborough Corporation,
                                       (formerly Glenborough Realty
                                       Corporation)
                                       a California corporation
                                       Managing General Partner




          Date: May 13, 1996           By:
                                            TERRI GARNICK
                                            Chief Financial Officer

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


































                                    Page 15 of 15