Form 10-Q
period 1996-09-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1996-11-22
CIK 771998

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1996

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



                         Commission File Number: 0-14593


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

                      California                                33-0104267
            (State or other jurisdiction of                  (I.R.S. Employer
            incorporation or organization)                  Identification No.)

         400 South El Camino Real, Suite 1100
                 San Mateo, California                            94402-1708
       (Address of principal executive offices)                   (Zip Code)

                                 (415) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

       Total number of units outstanding as of September 30, 1996: 34,992

PART I.           FINANCIAL INFORMATION

Item 1.  Financial Statements

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                                 Balance Sheets
                    (in thousands, except units outstanding)
                                   (Unaudited)

September 30,           December 31,

1996                    1995
Assets
Rental property:
    Land
$    7,885            $     7,885
    Buildings and improvements
   13,042                 13,036

----------            -----------

   20,927                 20,921
       Less accumulated depreciation
   (5,020)                (4,671)

----------            -----------
           Net rental property
   15,907                 16,250

Cash and cash equivalents
    1,058                  1,816
Accounts receivable, net
      120                     51
Investment in and advances to unconsolidated joint venture
      ---                    481
Deferred financing costs and other fees, net of accumulated
    amortization of $504 and $456 at September 30, 1996 and
    December 31, 1995, respectively
      352                    151
Other assets
      103                     55

----------            -----------

           Total assets
$   17,540            $    18,804

==========            ===========

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Accounts payable and accrued expenses
$      207            $       135
    Interest payable
      118                     60
    Notes payable
   14,834                 14,959
    Other liabilities
       57                     64

----------            -----------

       Total liabilities
   15,216                 15,218

----------            -----------

Partners' equity (deficit):
    General Partner
     (153)                  (128)
    Limited Partners, 34,992 and 35,000 limited
       partnership units outstanding at September 30,
       1996 and December 31, 1995, respectively
    2,477                  3,714

----------            -----------

           Total partners' equity
    2,324                  3,586

----------            -----------

              Total liabilities and partners' equity
$   17,540            $    18,804

==========            ===========

                 See accompanying notes to financial statements.



                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
                     (in thousands, except per unit amounts)
                                   (Unaudited)

                                                                  Three Months
Ended                        Nine Months Ended

September 30,                           September 30,

---------------------                     ----------------
                                                                1996
    1995                  1996              1995
                                                               ------
   ------                ------            -----
Revenues:
    Rental income                                            $      569
$      588          $      1,785        $    2,371
    Gain (loss) on debt forgiveness                                 ---
       (89)                  ---             2,680
    Interest and other income                                        15
        38                    55               122
                                                             ----------
----------          ------------        ----------

          Total revenues                                            584
       537                 1,840             5,173
                                                             ----------
----------          ------------        ----------

Expenses:
    Operating,  including  $106 and $141 paid
      to  affiliates  in the nine months
      ended September 30, 1996 and 1995,
      respectively                                                  185
       202                   532               793
    Interest                                                        364
       372                 1,086               1,291
    Depreciation and amortization                                   127
       142                   380               600
    General and administative, including $353
      and $417 paid to affiliates in the
      nine months ended September 30, 1996 and 1995,
      respectively                                                  141
       148                   447               499
                                                             ----------
----------          ------------        ----------

          Total expenses                                            817
       864                 2,445             3,183
                                                             ----------
----------          ------------        ----------

Income (loss) before equity in loss of
    unconsolidated joint venture                                   (233)
      (327)                 (605)            1,990
                                                             ----------
----------          ------------        ----------

Equity in loss of unconsolidated joint venture                     (493)
       ---                  (657)             (340)
                                                             ----------
----------          ------------        ----------

Net income (loss)                                            $     (726)
$     (327)         $     (1,262)       $    1,650
                                                             ==========
==========          ============        ==========

Net income (loss) per limited partnership
    current unit                                             $   (57.86)
$   (26.02)         $    (100.58)       $   116.45
                                                             ==========
==========          ============        ==========

Number of limited  partnership  current
    units outstanding during the period used
    to compute net income (loss) per
    limited partnership unit                                     12,297
    12,297                12,297            12,297
                                                               ========
  ========              ========          ========


                 See accompanying notes to financial statements.



                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                    Statements of Partners' Equity (Deficit)
                                 (in thousands)

              For the nine months ended September 30, 1996 and 1995
                                   (Unaudited)




                              Total
                                             General                    Limited
Partners                     Limited      Partners'
                                             Partner          Current
Deferred         Growth         Partners       Equity


Balance at December 31, 1995                 $     (128)      $    3,714     $
    ---     $      ---       $   3,714   $    3,586

Net loss                                            (25)          (1,237)
    ---            ---          (1,237)      (1,262)
                                             ----------       ----------
----------     ----------       ---------   ----------

Balance at September 30, 1996                $     (153)      $    2,477     $
    ---     $      ---       $   2,477   $    2,324
                                             ==========       ==========
==========     ==========       =========   ==========


Balance at December 31, 1994                 $     (189)      $    3,714     $
    ---     $      ---       $   3,714   $    3,525

Net income                                          218            1,432
    ---            ---           1,432        1,650
                                             ----------       ----------
----------     ----------       ---------   ----------

Balance at September 30, 1995                $       29       $    5,146     $
    ---     $      ---       $   5,146   $    5,175
                                             ==========       ==========
==========     ==========       =========   ==========



















                 See accompanying notes to financial statements.



                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Cash Flows (in thousands)
                                   (Unaudited)

          Nine months ended

            September 30,

      1996                1995
Cash flows from operating activities:
  Net income (loss)
   $   (1,262)        $    1,650
Adjustments to reconcile net income (loss) to net
  cash used for operating activities:
    Gain on debt forgiveness
          ---             (2,680)
    Equity in loss of unconsolidated joint venture
          657                340
    Depreciation and amortization
          380                600
    Amortization of loan fees, included in interest
       expense
           17                 24
Changes in certain assets and liabilities:
    Accounts receivable
          (69)               (15)
    Deferred financing costs and other fees
         (250)              (108)
    Other assets
          (48)                (4)
    Accounts payable and accrued expenses
           72                177
    Interest payable
           58                 (7)
    Other liabilities
           (7)                11

   ----------         ----------

       Net cash used for operating activities
         (452)               (12)

   ----------         ----------

Cash flows from investing activities:
    Additions to rental property
           (6)               (68)
    Payments received on notes receivable from unconsolidated
      joint venture
          200                140
    Additions to note receivable from unconsolidated
      joint venture
         (375)              (178)

   ----------         ----------

       Net cash used for investing activities:
         (181)              (106)

   ----------         ----------

Cash flows from financing activities:
    Notes payable principal payments
         (125)              (259)

   ----------         ----------

       Net cash used for financing activities
         (125)              (259)

   ----------         ----------

Net decrease in cash
         (758)              (377)

Cash and cash equivalents at beginning of period
        1,816              2,297

   ----------         ----------

Cash and cash equivalents at end of period
   $    1,058         $    1,920

   ==========         ==========

Supplemental disclosure of cash flow information:
    Cash paid for interest
   $    1,011         $    1,246

   ==========         ==========

                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation (formerly Glenborough Realty Corporation), the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), as of September 30, 1996 and December 31, 1995, and the related statements of operations, for the three and nine months ended September 30, 1996 and 1995, and the changes in partners' equity and cash flows for the nine months ended September 30, 1996 and 1995.

The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,424 units currently outstanding); and (iii) Growth Units (14,271 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor. During 1996, four deferred units and four growth units were abandoned as a result of partners desiring to no longer receive Partnership K-1's and to give them the ability to write-off investments for income tax purposes.

Note 2.           REFERENCE TO 1995 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1995 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

Glenborough Corporation ("Glenborough") has been compensated for property management services. The following amounts paid to Glenborough are included in operating expenses for the nine months ended September 30, 1996 and 1995:

                                                 1996                   1995
                                               --------                ------
Management fees                            $     87,000          $    110,000
Property salaries (reimbursed)                   19,000                31,000

The Partnership also reimburses Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $353,000 and $417,000 by the Partnership for such expenses during the nine months ended September 30, 1996 and 1995, respectively. Such amounts are included in general and administrative expenses.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Note 4.  INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

On December 31, 1986, the Partnership purchased 49 general partner units, representing an undivided 49% interest, in Huntington Breakers Apartments, Limited (the Breakers Partnership). Concurrent with this purchase, the Partnership acquired the right to obtain one additional general partner unit. This right was exercised by the Partnership in January 1988 for a purchase price of $20,000, which increased its interest in the Breakers Partnership to 50%. The Breakers Partnership owns a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986.

The investments in and advances to unconsolidated joint venture is comprised of the following (in thousands):

September 30,              December 31,

1996                       1995
Equity interest                                                         $
(2,190)              $     (2,190)
Acquisition fees
 553                        553
Legal, appraisal and other costs
2,575                      2,575
Amortization of acquisition fee, legal and
 appraisal expenses
(938)                      (938)
Net advances to unconsolidated joint venture
 657                        774
Excess losses - reduction in advances to Breakers
(657)                      (293)

------------               ------------

Investments in and advances to unconsolidated
 joint venture                                                          $
 ---               $        481

============               ============

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Summary condensed balance sheet information as of September 30, 1996 and December 31, 1995, and condensed statements of operations for the nine months ended September 30, 1996 and 1995, are as follows (in thousands):

                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                                 Balance Sheets


September 30,              December 31,

1996                       1995
Net real estate investment                                              $
15,901               $     16,386
Other assets
1,285                      1,909

------------               ------------

         Total assets                                                   $
17,186               $     18,295

============               ============

Notes payable                                                           $
20,000               $     20,500
Notes payable to Outlook Income/Growth Fund VIII
 657                        481
Other liabilities
1,243                      1,121

------------               ------------

         Total liabilities
21,900                     22,102

------------               ------------

Partners' deficit:
         Outlook Income/Growth Fund VIII
(3,088)                    (2,190)
         Other Partners, net
(1,626)                    (1,617)

------------               ------------

         Total Partners' Deficit
(4,714)                    (3,807)

------------               ------------

                                                                        $
17,186               $     18,295

============               ============

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)


                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                       Condensed Statements of Operations
              For the nine months ended September 30, 1996 and 1995


                                           1996                       1995
                                        ----------                 --------

Revenues                            $      2,783               $      2,551
Expenses                                   3,690                      2,998
                                     ------------               ------------

Net loss                            $       (907)              $       (447)
                                    ============               ============


A summary of notes payable are as follows (in thousands):


          1996                       1995

      ----------                 --------

7 day  variable  rate (3.80% at September  30,  1996) note payable  secured by a first deed of trust and letter of credit in the amount of  $16,184,000,  payable in monthly  interest only  installments  until maturity on July 1, 2014 at which time all remaining principal and interest  will  be  due  and payable
 $     16,000               $     16,000

Note  payable  secured by a second  trust deed,  accrues  interest at LIBOR plus
1.5%, payable in monthly interest only installments until July 1, 2001, at which time all remaining principal and interest will be due and payable
        4,000                      4,500

  ------------               ------------

 $     20,000               $     20,500

  ============               ============

The note payable in the amount of $16,000,000 was given by the Partnership for the proceeds of City of Huntington Beach Multifamily Mortgage Revenue Refunding Bonds, Issue of 1989.

On July 1, 1996, the $16,000,000 note payable included on the Breakers Partnership June 30, 1996 balance sheet was paid-off with proceeds from the sale of Weekly Rate Demand Multifamily Housing Revenue Refunding Bonds, 1996 Series A (the 1996 Bonds), issued by the City of Huntington Beach on behalf of the Breakers Partnership. Concurrent with and as a result of the issuance of the 1996 Bonds, the Breakers Partnership entered into a new loan agreement for $16,000,000. Loan fees and issuance costs totalling $168,000 and $351,000, respectively, were incurred in connection with the new note payable and the issuance of the 1996 Bonds. The

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1996
                                   (Unaudited)

Breakers Partnership has projected an annual interest savings of approximately $489,000 based on the September 30, 1996, effective interest rate.

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

On June 1, 1996, the Breakers Partnership refinanced its $4,500,000 note payable secured by a second trust deed. The Breakers Partnership obtained favorable variable rate financing and a five year extension of the maturity date. On July 1, 1996, the Partnership made a $500,000 principal payment on the note.

Total loan fees incurred in 1996 include $196,000 paid to Glenborough in connection with the debt refinancing.

Note 5.           PROPERTY DISPOSITION

On March 6, 1995, management of 175 South West Temple, a 145,075 square foot office building in Salt Lake City, Utah, was turned over, as part of a pending completion of a negotiated foreclosure, to a receiver for the lender in advance of the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure.

On April 28, 1995, the deed of trust was foreclosed and the lender obtained title to the property. The outstanding debt (including previously deferred interest) was $10,095,000 while net assets totaled $7,448,000, resulting in an extraordinary gain on debt forgiveness of $2,647,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

Outlook Income/Growth Fund VIII (the Partnership) was formed to invest in improved real estate which would: (i) generate sufficient cash flow to pay expenses and to provide funds for cash distributions; (ii) increase equity through reduction of mortgages; and (iii) have potential for appreciation.

The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,424 units currently outstanding); and (iii) Growth Units (14,271 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor. Although the Partnership was structured as a highly leveraged investment, it anticipated paying high current cash distributions (9%) on the Current Units because they represented only 35% of the funds raised and the Partnership would be able to allocate all current cash flow to them. The Partnership paid distributions on the Current Units at a 9% annualized rate from the quarter ended September 30, 1986 through the quarter ended December 31, 1987, and at a 6% rate from January 1, 1988, through the quarter ended September 30, 1988, at which time distributions were suspended. At this time distributions remain suspended and management is unable to predict when distributions will resume.

On April 28, 1995, ownership of 175 South West Temple, a property in a joint venture in which the Partnership was the general partner, was turned over to the lender in a negotiated deed-in-lieu of foreclosure prior to the debt's May 1, 1995 maturity. Since the amount of the debt was in excess of the carrying and market values of the property and the existing lender had shown no willingness to extend the maturity date, or otherwise work toward a realistic solution, the only prudent action was to negotiate an amicable foreclosure. This negotiated foreclosure relieved the Partnership of its guarantee on the debt.

The Partnership obtained an extension of the due date of its loan secured by San Mar Plaza. The loan has been extended for nine months beyond the original maturity date of July 13, 1996. The terms of the extension are the same as those for the existing loan.

The Partnership owns a 50% general partnership interest in Huntington Breakers Apartments, Limited (the Breakers Partnership). The Breakers Partnership, which owns a 342 unit apartment complex, has generated losses in excess of the Partnership's original investment. Such excess losses have been applied as a reduction in the advances to the unconsolidated joint venture. Current and future losses exceeding the balance in advances to the unconsolidated joint venture have been and will continue to be suspended.

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

Management's continuing overall goal is to preserve and protect the Partnership's assets. The ongoing business plan for the Partnership is to strive to improve its cash flow within the limitations of local market conditions, reduce debt and build reserves. Additionally, the general partner is actively pursuing the restructuring of existing debt at lower interest rates to help facilitate the overall business plan. The Partnership also continues to strive to maintain stable operations and endure the challenges of the market by suspending distributions and offering experienced day-to-day management of income and expenditures.

Results of Operations

The April 1995, negotiated foreclosure on 175 South West Temple, discussed above, accounts for the majority of the decrease in rental income from $2,371,000 for the nine months ended September 30, 1995 to $1,785,000 for the nine months ended September 30, 1996.

Interest and other revenue has decreased during the nine months ended September 30, 1996 from the same period in 1995 due to the 1996 cessation of interest accrual on the note receivable from Breakers Partnership and the 1995 write-off of a note receivable due from 175 South West Temple.

As a result of the property disposition (discussed above) in 1995, operating expenses, general and administrative expenses, interest expense and depreciation and amortization decreased during the nine months ended September 30, 1996 compared to the same period in 1995.

San Mar Plaza:

San Mar Plaza was 97% occupied at September 30, 1996 and 1995, with 1,600 square feet of vacant space. Management continues to market its vacant space, primarily targeting national franchises and multi-unit regional operators.

Silver Creek:

Silver Creek was 90% occupied at September 30, 1996, which was two percent higher than the September 30, 1995 occupancy. In 1996, two lease renewals were completed totalling 5,000 square feet of space. Management believes that the market is strong enough that it can now concentrate on upgrading the tenant mix to strengthen the center.

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

The property was 94% occupied at September 30, 1996, which is three percent higher than the September 30, 1995, occupancy. Occupancies in the competing complexes have improved and the competition has reduced rental concessions offered to draw in new tenants. The majority of the communities are approximately 93% to 95% occupied. Management believes the market has improved and has continued an aggressive marketing campaign to attract new tenants and maintain occupancy.

Huntington Breakers expenses on the condensed statement of operations has increased during the nine months ended September 30, 1996 when compared to the same period in 1995, as a result of writing-off $818,000 of loan fees related to the $16,000,000 note that was paid off on July 1, 1996, and an increase in general and administrative expenses of $10,000. The increase in expenses was partially offset by a reduction in interest expense of $146,000 based on the new financing arrangements.

PART II.          OTHER INFORMATION


Item 1.  Legal Proceedings

                  The Partnership is not a party to, nor any of its assets the subject of, any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders

                  None.

Item 6.  Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

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


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP


                          By:   Glenborough Corporation,
                                (formerly Glenborough Realty Corporation)
                                a California corporation
                                Managing General Partner




Date: November 13, 1996   By:   /s/Terri Garnick
                                Terri Garnick
                                Chief Financial Officer