Form 10-K
period 1996-12-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1997-03-31
CIK 771998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                  For the fiscal year ended December 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
    ACT OF 1934.
                       For the transition period from to

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

                        EXHIBIT INDEX LOCATED ON PAGE 27

                                     PART I


Item 1.  Business

Outlook Income/Growth Fund VIII, A California Limited Partnership ("the Partnership"), was formed on June 21, 1985, under the California Revised Limited Partnership Act. The Partnership's public offering commenced on January 24, 1986 and concluded on January 23, 1987, through the sale and issuance of 35,000 limited partnership units for a total of $35,000,000. The Partnership's operations began on March 10, 1986, when its impound requirements were met. With limited exceptions, Glenborough Corporation, as Managing General Partner, and Robert Batinovich, as General Partner, (collectively "Glenborough" or "the Managing General Partner") have exclusive control over the business of the Partnership, including the right to manage the Partnership's assets.

The Partnership's primary business is to invest in and operate existing income-producing properties (or interests therein), which are expected to generate cash flow from operations as well as cover the expenses of the Partnership. At December 31, 1996, the Partnership owned interests in three properties (individually, a "Property" or collectively the "Properties"), which are more fully described in Item 2. The Properties are managed on behalf of the Partnership by Glenborough Corporation.

     In December 1996, Glenborough Partners, an affiliate of the Partnership, purchased 931 limited partnership units (a 2.7% interest) from an unaffiliated limited partner for $163,000.

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

Competition

The Managing General Partner believes that characteristics influencing the competitiveness of a real estate project include the geographic location of the property, the professionalism of the property manager and the maintenance and appearance of the property, in addition to external factors such as general economic circumstances, trends, and the existence of new, competing properties in the vicinity. Additional competitive factors include the ease of access to the property, the adequacy of related facilities, such as parking, and the ability to provide rent concessions and tenant improvements commensurate with local market conditions. Such competition may lead to rent concessions that could adversely affect the Partnership's cash flow. Although the Managing General Partner believes the Partnership's Properties are competitive with comparable properties as to those factors within the Partnership's control, over-building and other external factors could adversely affect the ability of the Partnership to attract and retain tenants. The marketability of the Properties may also be affected (either positively or negatively) by these factors as well as by changes in general or local economic conditions, including prevailing interest rates. Depending on market and economic conditions, the Partnership may be required to retain ownership of its Properties for periods longer than anticipated at acquisition, or may need to sell earlier than anticipated or refinance a Property, at a time or under terms and conditions that are less advantageous than would be the case if unfavorable economic or market conditions did not exist.

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

The business of the Partnership to date has involved only one industry segment, real estate. The Partnership has no foreign operations and the business of the Partnership is not seasonal.

Item 2.  Properties

At December 31, 1996, the Partnership owns the following properties:

San Mar Plaza

On June 27, 1986, the Partnership purchased San Mar Plaza, a shopping center in the City of San Marcos, Hays County, Texas. Total consideration paid of $10,219,000 included cash of $3,219,000 and assumption of a first deed of trust on the property in the original amount of $7,000,000.

The property is located at the intersection of Interstate 35 and Texas State Highway 80 affording the property high visibility. San Marcos is approximately halfway between the cities of Austin and San Antonio. San Mar Plaza is a multi-tenant community retail center of concrete tilt-wall construction. The center consists of seven buildings with approximately 96,206 rentable square feet on 10.3 acres of land. The shopping center was constructed in 1982 and expanded in early 1986, and has parking for approximately 446 cars.

San Marcos has experienced economic and business development growth during the last six years as a result of growth in the high-tech, state government, academia, medical, development and finance areas. An outlet mall constructed in 1993 is now the major retail draw for national and regional tenants in San Marcos. San Mar Plaza has been unable to compete with the outlet mall due to the lack of a non-grocery anchor and the relocation of an adjacent Wal-Mart store. Management is targeting national franchises, multi-unit regional operators and local operators as prospective tenants at San Mar Plaza.

According to research conducted by the property manager, comparable retail space is leasing for $11.00 per square foot per year. The closest competing shopping center to San Mar Plaza is San Marcos Place, which leases at an annual effective rate of $10.00 per square foot. Overall, property rents are gradually improving, but not significantly at this time.

At December 31, 1996, with 12,562 square feet of vacant space plus an additional 4,600 square feet of projected lease expirations in 1997, management continues to negotiate renewals and market its vacant spaces. In August 1996, 11,000 square feet of the current vacancy of 12,562 square feet occurred when Hastings Books, Music & Video terminated its lease and sub-leased the vacant grocery store space currently leased by The Kroger Company. Although the Hastings Books, Music and Video move created vacant space it provided San Mar Plaza with an anchor tenant and improved marketing opportunities. Current prospects for the 11,000 square feet of vacant space include a restaurant, ladies apparel and furniture stores. The Partnership has budgeted $105,000 for tenant improvements and leasing commissions to support 1997 leasing activity.

The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot for the last five years were as follows:

            Occupancy Level      Average Annual Effective
Year          Percentage           Rent Per Square Foot
----          ----------           --------------------
1996              87%                   $9.90
1995              97%                   $9.81
1994              98%                   $9.64
1993              98%                   $9.55
1992              94%                   $8.87

Average annual rent increased in 1996, despite the decrease in occupancy, due to rent increases on existing leases. Current annual effective rental rates for all except one tenant range from $8.00 to $14.92 per square foot. One tenant has an annual effective rent of $34.06 per square foot. The premium rent on this lease is due to the small square footage leased by the tenant (575 square feet).

The following two tenants lease ten percent or more of the net rentable square footage of the property at December 31, 1996. The principal provisions of their leases and the nature of their businesses are as follows:

                                            The Kroger Company
Tenant                                      sub-let to Hastings                                  Lone Star Theaters
------                                      -------------------                                  ------------------
Nature of Business                              Supermarket                                            Cinema
Lease Term                                       20 years                                             20 years
Expiration Date                                  10/31/02                                              4/30/03
Square Feet                                       34,019                                               13,800
(% of Total)                                      35.4%                                                 14.3%
Annual Rent                                      $272,150                                             $151,800
Rent Increases                                     None                                            9% in May 1998
Percentage Rent          1%, based on gross sales over $27,200,000      7.5%, based on gross sales over $2,024,000
Renewal Options                              6-5 year options                                     1-10 year option

In the opinion of management, the property is adequately covered by insurance.

During 1996, San Mar Plaza was assessed property taxes of approximately $95,000 based on a tax rate of 2.322%.

The property is owned by the Partnership in fee, secured by a note and first deed of trust and security agreement in the amount of $6,496,000. The note bears interest at an annual rate of 9.38% payable in monthly installments of principal and interest of $60,600 until the maturity date of April 1, 1997, at which time all principal and interest will be due and payable. The Partnership and the lender are negotiating a five year extension beyond the maturity date of April 1, 1997.

Silver Creek Plaza

Silver Creek Plaza is a retail shopping center located in San Jose, California. The Partnership purchased an undivided 66.21% interest in the property in 1986 and the remaining 33.79% interest in 1991.

The property is well designed with excellent exposure to Capitol Expressway (a major thoroughfare) and Silver Creek Road in a residential neighborhood of San Jose known as Evergreen Valley. Silver Creek Plaza consists of 154,000 square feet of leasable space which is comprised of 83,000 square feet of ground leases and 71,000 square feet of leaseable retail space. Silver Creek Plaza benefits from strong neighboring anchor tenants including a 41,000 square foot Safeway supermarket and a 65,000 square foot Orchard Supply Hardware store. Safeway and Orchard Supply Hardware both own their respective facilities and are not included in the property; however, these two stores have common area leases with the Partnership and pursuant thereto pay a prorata share of common area expenses.

According to research conducted by the Partnership's property manager, the Evergreen Valley district consists of single family homes, mobile home parks and apartment complexes, characterized as a highly diverse ethnic population. The surrounding projects include Silver Creek Market Place, which is a strip center to the south, Target Shopping Center and Aborn Square. Annual asking rental rates for available space in the immediate area range from $13.80 to $14.40 per square foot. Larger space (over 10,000 square feet) leases for approximately $8.40 to $10.20 per square foot per year.

In early 1997, two leases totaling 5,000 square feet of space expired. One tenant is currently on holdover while a lease amendment is being negotiated and the second tenant has renewed their lease for one year. Management is optimistic about leasing the vacant spaces since a number of potential tenants have expressed interest in the shopping center.

The occupancy level at December 31, expressed as a percentage of the total net rentable square feet, and the average annual effective rent per square foot (both of which exclude the ground leases) for the last five years were:

               Occupancy Level               Average Annual Effective
Year             Percentage                    Rent Per Square Foot
----      -----------------------              --------------------
1996              79%                                $14.40
1995              66%                                $15.84
1994              78%                                $18.36
1993              88%                                $18.89
1992              77%                                $19.64

Current annual effective rental rates (for all except three tenants, see below) range from $12.30 to $24.83 per square foot for the retail space and $2.42 to $13.33 per square foot for the ground leases.

Average annual rent decreased in 1996, despite the increase in occupancy, due to a new tenant occupying 7,000 square feet of space with an annual effective rental rate of $6.00 coupled with the January 1996 vacancy of 3,370 square feet of space which previously rented at an annual effective rental rate of $15.00. In addition, two existing tenants received rental reductions in 1996, one reduction was given upon renewal of a lease, the other reduction occurred with a lease amendment. The tenant with an annual effective rent of $6.00 per square foot is on a month-to-month lease and will be vacating in 1997. Another tenant who signed a lease in 1981 with fixed rental rate increases pays an annual effective rental rate of $9.96, this lease expires in 2000. The third lease provides for a premium rent of $30.96 per square foot per year as the square footage leased by the tenant is only 310 square feet.

The following two tenants lease ten percent or more of the net leasable square footage of the retail space. The principal provisions of the leases and the nature of the tenants' businesses are as follows:

Tenant                         Walgreen's            Wherehouse Entertainment
------                         ----------            ------------------------
Nature of Business           Retail/Pharmacy                  Retail
Lease Term                      30 years                      6 years
Expiration Date                  7/31/12                      1/31/02
Square Feet                      16,000                        8,400
(% of Total)                      22.5%                        11.8%
Annual rent                     $159,360                     $143,220
Percentage rent       2% of sales up to $4,000,000    3% of sales, monthly
                          1.5% over $4,000,000         breakpoint $11,760
Future Rent Increases             None                     July 28, 1997
Renewal Options            Right to terminate                  None
                             in 2002 and 2007

In the opinion of management, the property is adequately covered by insurance.

During 1996, Silver Creek Plaza was assessed property taxes of approximately $181,000 based on a tax rate of 1.285%.

The property is owned by the Partnership subject to first and second deeds of trust notes. The first deed of trust note in the amount of $7,269,000 at December 31, 1996, accrued interest at an annual rate of 9.75% and required monthly principal and interest payments of $64,800 until maturity in January 1997, when the outstanding principal and interest became due. The second deed of trust note in the amount of $1,007,000 at December 31, 1996, bore interest at the Bank of America prime rate plus one percent (9.25% at December 31, 1996)
until the modified maturity date of December 31, 1996, at which time all remaining principal and interest became due and payable.

On January 27, 1997, the Partnership refinanced the first and second deeds of trust notes. The new note in the amount of $8,500,000, secured by a first deed of trust on the property, bears interest at the Wells Fargo Bank prime rate plus one and one half percent and is payable in monthly installments of interest only until the maturity date of January 22, 1998.

Silver Creek was listed for sale at December 31, 1996 for $10,200,000 with a commercial brokerage firm and is classified as held for sale on the Partnership's 1996 balance sheet. The Partnership expects to sell the property prior to the January 22, 1998 maturity of the new note.

Huntington Breakers Apartments

On December 31, 1986, the Partnership purchased 49 general partner units representing an undivided 49% interest in a California limited partnership known as Huntington Breakers Apartments, Limited, A California Limited Partnership ("Breakers Partnership"). The 49% interest was acquired for a purchase price of $6,900,000 and assumption of a prorata share of the existing debt. Concurrent with this purchase, the Partnership acquired the right to obtain one additional general partner unit which it acquired in January 1988 for a purchase price of $20,000, increasing its interest in the Breakers Partnership to 50%.

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

The Breakers Partnership owns a 342-unit apartment complex located at 21270 Beach Boulevard, immediately north of Pacific Coast Highway in Huntington Beach, Orange County, California. The property is located less than a quarter of a mile from the beach at Huntington State Park on a major north-south thoroughfare, Beach Boulevard, also known as State Highway 39.

The property is built in the Cape Cod design with well maintained landscaping throughout the community. It was built over half basements which provide covered parking for the residents, and the entire property is protected by a gated entryway with card key system access. The property was developed in two phases; the first was completed in September 1985 and the second in March 1986. The construction of the property was financed with proceeds from the sale of $16,000,000 of Multifamily Mortgage Revenue Refunding bonds issued by the City of Huntington Beach on behalf of the Partnership.

Management continues to promote and market Huntington Breakers with its close proximity to the ocean, fitness center, free cable television hookup, planned activities, and gated access. According to research conducted by the Partnership's property manager, the main competitive property is approximately one mile inland and offers larger rooms, more closet space, washer and dryers in apartments, balconies, and two assigned parking stalls per apartment. Other complexes in the area that are competitive with Huntington Breakers are located further inland, away from Huntington Beach. Residents attracted to the competing complexes are interested in lower rents and larger apartments. In 1996, occupancies in the competing complexes improved to approximately 94% and the competition reduced rental concessions offered to draw in new tenants. Management believes the market has improved and continues an aggressive marketing campaign to attract new tenants and maintain occupancy.

The 1997 goal is to reduce the number of short-term leases and increase the retention of residents. Management intends to offer new features including activity programs, a putting green, fitness center and big screen TV in the clubhouse. $74,000 in capital improvements have been budgeted in 1997 to maintain the appearance and condition of the apartment complex.

The occupancy level at December 31, expressed as a percentage of the total apartments available for rent, and the average monthly rental rate range (from unfurnished to furnished 12 month leases) for the apartments for the last five years were:

                                     1996                  1995                1994               1993                1992
                                     ----                  ----                ----               ----                ----

Occupancy Rate                        92%                  94%                 85%                84%                 90%

Rental Rate Ranges:
Studio                              $695-895             $695-895            $695-870           $695-870            $648-781
1-Bedroom/
      1-Bath Flat                   $745-945             $745-945            $820-1,020         $820-1,020          $779-935
      1-Bath Townhouse              $840-1,040           $840-1,040          $820-1,020         $820-1,020          $787-913
2-Bedroom/
      2-Bath Flat                 $1,075-1,125         $1,040-1,090        $1,020-1,270       $1,020-1,270        $1,007-1,110
      2-Bath Townhouse            $1,075-1,325         $1,040-1,290        $1,020-1,270       $1,020-1,270          $972-1,159

In the opinion of management, the property is adequately covered by insurance.

During 1996, Huntington Breakers was assessed property taxes of approximately $209,000 based on a tax rate of 1.119%.

The property secures first and second deeds of trust notes in the amounts of $16,000,000 and $3,761,000, respectively, at December 31, 1996. The first deed of trust note accrues interest at a 7 day variable rate (4.20% at December 31, 1996) and is payable in monthly interest only installments until maturity on July 1, 2014, at which time all remaining principal and interest will be due and payable. The second deed of trust note accrues interest at LIBOR plus 1.5% payable in monthly interest only installments until June 1, 2001, at which time all remaining principal and interest will be due and payable.

The Breakers Partnership must comply with certain covenants related to the aforementioned notes, including maintenance of a Cash Collateral Account, as defined, quarterly excess property income, and the holding open for lease at least 20% of the property's units to tenants qualifying as "low income". It is management's opinion that the Breakers Partnership is in compliance with all required terms of the loan agreement.

Item 3. Legal Proceedings

None

Item 4. Submission of Matters to a Vote of Security Holders

None

                                                       PART II

Item 5. Market for Partnership's Common Equity and Related Stockholder Matters

Market Information

The units of limited partnership interest in the Partnership ("Units") have limited transferability. There is no public market for the Units and it is not expected that any will develop. There are restrictions upon the transferability of Units, including requirements as to the minimum number of Units which may be transferred, and that the General Partners must consent to any transferee becoming a substituted limited partner (which consent may be granted or withheld at the sole discretion of the General Partner). In addition, restrictions on transfer may be imposed under certain state securities laws. Consequently, holders of Units may not be able to liquidate their investments and the Units may not be readily acceptable as collateral.

Holders

At December 31, 1996, 742 holders of record held 12,297 Current Units (Current "A" Units); 855 holders of record held 8,424 Deferred Units (Deferred "A" Units); and 1,339 holders of record held 14,271 Growth Units ("B" Units). During 1996, four deferred units and four growth units were abandoned. Units are abandoned when the holder desires to no longer receive a K-1 from the Partnership.

Cash Distributions

The Partnership paid distributions on the Current "A"Units at an annual rate of 9% from the quarter ended June 30, 1986 through the quarter ended December 31, 1987, and at an annual rate of 6% from January 1, 1988 through the quarter ended June 30, 1988, at which time distributions were suspended.

At this time, distributions remain suspended and management is unable to predict when distributions will resume. Funds are not expected to become available for distribution to the owners of the Deferred "A" and "B" Units until the properties acquired by the Partnership are either refinanced or sold and all specified priority entitlements have been satisfied.

At December 31, 1996, holders of Current "A" Units had an original capital balance of $12,297,000 and accumulated priority returns of approximately $9,599,800. Holders of Deferred "A" Units had an original capital balance of $8,428,000 and accumulated priority returns of approximately $14,077,000. Holders of "B" Units had an original capital balance of $14,275,000 and accumulated priority returns of approximately $14,941,700.

The capital account balances to holders of Current "A" Units are continuing to accrue a priority return at the rate of 9% per annum. The capital account balances to holders of Deferred "A" Units are continuing to accrue a priority return at the rate of 16% per annum. The capital account balances to holders of "B" Units are continuing to accrue a priority return at the rate of 10% per annum. These amounts, however, do not represent obligations of the Partnership, but only represent the amounts which must be paid to the holders of the Units before additional payments will be made to other partners. Reference should be made to the Partnership's partnership agreement for a more complete description of the preferential payments to be made.

Item 6.           Selected Financial Data

The financial data should be read in conjunction with the financial statements and related notes contained elsewhere in this report. This financial data is not covered by the reports of the independent public accountants.


                                               SELECTED FINANCIAL DATA
                                        (In thousands, except per Unit data)

                                                 For the year ended
                                                    December 31,

                                     1996              1995           1994             1993               1992
                                     ----            -------         ------           ------             -----

Revenue                             $   2,390       $    3,101     $     6,928       $    5,574        $    6,297

Net income  (loss)                  $  (1,724)      $       61     $       368       $   (1,711)       $   (2,099)

Net income (loss) per:
"Growth" Unit                       $      --       $       --     $        --       $      --         $       --
"Deferred" Unit                     $      --       $       --     $        --       $      --         $       --
"Current" Unit                      $ (137.43)      $       --     $        --       $  (136.37)       $ (194.33)

Total assets                        $  16,828       $   18,804     $    28,987       $   36,165        $   38,322

Notes payable                       $  14,773       $   14,959     $    25,205       $   32,690        $   33,108

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

On January 27, 1997, the Partnership borrowed $8,500,000 from Wells Fargo Bank to pay-off the matured first and second deeds of trust on Silver Creek Plaza. The new first deed of trust is secured by Silver Creek Plaza, with a maturity date of January 22, 1998. The Silver Creek property is listed for sale and is classified as rental property held for sale on the Partnership's 1996 balance sheet.

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

Management believes that the Partnership's available cash together with cash generated from operations and net proceeds upon the eventual sales of the properties will be sufficient to finance the cash requirements of the Partnership.

The Huntington Breakers joint venture has generated losses in excess of the Partnership's original investment. Such excess losses have been applied as a reduction in the advances to the unconsolidated joint venture. Any future losses exceeding cash advances to the unconsolidated joint venture will be recognized only upon a sale or other disposition of the joint venture interest as the Partnership is not obligated nor does it intend to restore any deficits which may accumulate in its joint venture capital account.

On April 28, 1995, ownership of an office building known as 175 South West Temple, a property in a joint venture in which the Partnership was the general partner, was turned over to the lender in a negotiated foreclosure prior to the debt maturity date of May 1, 1995, which relieved the Partnership of its guarantee for a portion of the outstanding debt and resulted in the recognition of $2,647,000 in extraordinary gain on debt forgiveness.

Results of Operations

1996 versus 1995

The April 1995 negotiated foreclosure of 175 South West Temple, and an increased vacancy rate at San Mar Plaza combined with a lower average annual rent per square foot at Silver Creek Plaza account for the decrease in rental revenue from $2,947,000 in 1995 to $2,333,000 in 1996.

Interest and other income decreased in 1996 by $97,000, or 63% when compared to 1995 due to the 1996 cessation of interest accrual on the note receivable from the Breakers Partnership and a lower average invested cash balance.

Operating expense decreased by $279,000, or 28%, in 1996 compared to 1995, primarily due to the negotiated foreclosure on 175 South West Temple, the loss of management fees due to lower rental revenue and overall lower repairs and maintenance at both San Mar and Silver Creek.

The decrease in interest expense of $222,000, or 13%, in 1996 over 1995 is due to the negotiated foreclosure on 175 South West Temple.

Depreciation and amortization expense decreased by $239,000, or 31%, as a result of the 1995 foreclosure on 175 South West Temple.

In 1996, general and administrative costs decreased by $78,000, or 12%, as a result of lower administrative and legal costs primarily due to the 1995 negotiated foreclosure on 175 South West Temple.

Huntington Breakers Apartments, an unconsolidated joint venture, attached as an exhibit hereto, experienced a $514,000 increase in net operating income in 1996, as a result of higher annual occupancy rates and lower interest expense due to the refinancing of debt in 1996.

1995 versus 1994

The June 1994 sale of the Las Palomas apartment complex and the April 1995 negotiated foreclosure of 175 South West Temple account for the majority of the decrease in total rental revenue from $4,718,000 in 1994 to $2,947,000 in 1995. Additionally, average annual rent per square foot decreased from $18.36 in 1994 to $15.84 in 1995 at Silver Creek Plaza.

In 1995, management conducted an internal cash flow appraisal which indicated that the estimated fair value of the San Mar Plaza property was less than its carrying value and that its carrying value could not be recovered prior to its eventual disposition. This resulted in the Partnership recognizing a loss provision for impairment in investment in real estate of $1,015,000 during the year ended December 31, 1995.

Interest and other revenue had increased by $32,000, or 26%, in 1995 over 1994 due to the short-term investment of the June 1994 sale proceeds.

As a result of two property dispositions in 1994 and 1995, discussed above, operating expenses, interest expense and depreciation and amortization decreased in 1995 compared to 1994.

Item 8.  Financial Statements and Supplementary Data

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                   INDEX TO FINANCIAL STATEMENTS AND SCHEDULE




Financial Statements:

      Report of Independent Public Accountants..............................13

      Balance Sheets at December 31, 1996 and 1995..........................14

      Statements of Operations for the  years ended
         December 31, 1996, 1995 and 1994...................................15

      Statements of Partners' Equity (Deficit) for the
         years ended December 31, 1996, 1995 and 1994.......................16

      Statements of Cash Flows for the years ended
         December 31, 1996, 1995 and 1994...................................17

      Notes to Financial Statements.........................................18


Schedule:

      Schedule III - Real Estate Investments and
         Related Accumulated Depreciation as of
         December 31, 1996..................................................26

Financial Statement Exhibits:
         Financial Statements of Significant Subsidiary.....................27



Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this report.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
OUTLOOK INCOME/GROWTH FUND VIII,
A CALIFORNIA LIMITED PARTNERSHIP


We have audited the accompanying balance sheets of OUTLOOK INCOME/GROWTH FUND VIII, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OUTLOOK INCOME/GROWTH FUND VIII, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for the purpose of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California
   February 11, 1997



                                             OUTLOOK INCOME/GROWTH FUND VIII,
                                             A CALIFORNIA LIMITED PARTNERSHIP


                                                        Balance Sheets
                                                December 31, 1996 and 1995
                                         (in thousands, except units outstanding)


Assets                                                                1996                     1995
------                                                            ------------              ----------
Investments in real estate:
    Rental property, net of accumulated depreciation
        of $2,808 and $4,671 at December 31, 1996
        and 1995, respectively                                    $     6,301             $    16,250
    Rental property held for sale                                       9,490                      --
                                                                   ----------              ----------

    Total real estate investments                                      15,791                  16,250

Cash and cash equivalents                                                 773                   1,816
Accounts receivable, net                                                   79                      51
Investment in and advances to unconsolidated
     joint venture                                                       --                       481
Deferred financing costs and other fees, net of
     accumulated amortization of $470 and $456
     at December 1996 and 1995, respectively                              122                     151
Other assets                                                               63                      55
                                                                   ----------              ----------

    Total assets                                                  $    16,828             $    18,804
                                                                   ==========              ==========

Liabilities and Partners' Equity (Deficit)
Liabilities:
Notes payable                                                     $    14,773             $    14,959
Accounts payable and accrued expenses                                     127                     135
Interest payable                                                            8                      60
Other liabilities                                                          58                      64
                                                                   ----------              ----------

    Total liabilities                                                  14,966                  15,218
                                                                   ----------              ----------

Partners' equity (deficit):
    General Partner                                                      (162)                   (128)
    Limited Partners (34,992 and 35,000 limited
        partnership units outstanding at
        December 1996 and 1995, respectively)                           2,024                   3,714
                                                                   ----------              ----------

    Total partners' equity                                              1,862                   3,586
                                                                   ----------              ----------

        Total liabilities and partners' equity                    $    16,828             $    18,804
                                                                   ==========              ==========




   The accompanying notes are an integral part of these financial statements.


                                              OUTLOOK INCOME/GROWTH FUND VIII,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                                 Statements of Operations
                                   For the years ended December 31, 1996, 1995 and 1994
                              (in thousands, except per unit amounts and units outstanding)


                                                                1996                  1995                    1994
                                                                ----                 ------                  -----
Revenues:
    Rental income                                       $         2,333           $        2,947        $         4,718
    Gain on sale of property                                         --                       --                  2,088
    Interest and other income                                        57                      154                    122
                                                          -------------            -------------         --------------

        Total revenues                                            2,390                    3,101                  6,928
                                                          -------------            -------------         --------------

Expenses:
    Operating, including $140, $180 and $383
        paid to affiliates in 1996, 1995 and
        1994, respectively                                          706                      985                  1,778
    Interest                                                      1,451                    1,673                  2,221
    Depreciation and amortization                                   530                      769                  1,236
    Provision for impairment of investment
        in real estate                                               --                    1,015                     --
    General and administrative, including
        $473, $552 and $579 paid to
        affiliates in 1996, 1995 and
        1994, respectively                                          574                      652                    655
                                                          -------------            -------------         --------------

        Total expenses                                            3,261                    5,094                  5,890
                                                          -------------            -------------         --------------

Income (loss) from operations                                      (871)                  (1,993)                 1,038

Loss in unconsolidated joint
    venture                                                        (853)                    (593)                  (670)
                                                          -------------            -------------         --------------

Income (loss) before extraordinary item                          (1,724)                  (2,586)                   368

Extraordinary item:
Gain on forgiveness of debt                                          --                    2,647                     --
                                                         --------------           --------------        ---------------

Net income (loss)                                       $        (1,724)          $           61        $           368
                                                         ===============           =============         ==============

Net loss per limited partnership
    current unit:                                       $     (137.43)            $           --        $            --
                                                         =============             =============         ==============

Number of limited  partnership  current
  units outstanding during the period used
  to compute net loss per limited
  partnership current unit                                     12,297                       --                     --
                                                        ===============            =============        ===============


The accompanying notes are an integral part of these financial statements.


                                             OUTLOOK INCOME/GROWTH FUND VIII,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                         Statements of Partners' Equity(Deficit)
                                For the years  ended  December  31, 1996, 1995, and 1994
                                                      (in thousands)



                                                                                                     Total        Total
                                  General               Limited Partners                            Limited     Partners'
                                  Partner          Current         Deferred        Growth          Partners      Equity
Balance at
 December 31, 1993             $     (557)       $    3,714       $      --       $     --       $    3,714    $    3,157

Net income                            368                --              --             --               --           368
                               ----------        ----------       ---------       --------       ----------    ----------

Balance at
 December 31, 1994                   (189)            3,714              --             --            3,714         3,525

Net income                             61                --              --             --               --            61
                               ----------        ----------       ---------       --------       ----------    ----------

Balance at
 December 31, 1995                   (128)            3,714              --             --            3,714         3,586

Net loss                              (34)           (1,690)             --             --           (1,690)       (1,724)
                               -----------       -----------      ---------       --------       -----------   -----------

Balance at
 December 31, 1996             $     (162)       $    2,024       $      --       $     --       $    2,024    $    1,862
                                ==========        =========        ========        =======        =========     =========



















The accompanying notes are an integral part of these financial statements.


                                             OUTLOOK INCOME/GROWTH FUND VIII,
                                             A CALIFORNIA LIMITED PARTNERSHIP

                                                 Statements of Cash Flows
                                   For the years ended December 31, 1996, 1995 and 1994
                                                      (in thousands)

                                                                          1996                 1995                1994
                                                                          ----                ------              -----
Cash flows from operating activities:
Net income (loss)                                                      $  (1,724)         $        61        $        368
Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
     Gain on debt forgiveness                                                   --              (2,647)                --
     Gain on sale of property                                                   --                   --             (2,088)
     Provision for impairment of investment
        in real estate                                                         --               1,015                 --
     Loss in unconsolidated joint venture                                     853                 593                670
     Depreciation and amortization                                            530                 769              1,236
     Amortization of loan fees, included in
        interest expense                                                       29                  39                 64
Changes in assets and liabilities:
     Accounts receivable                                                      (28)                 58                 70
     Deferred financing costs and other fees                                   45                (112)               (19)
     Other assets                                                              (8)                 47                (35)
     Accounts payable and accrued expenses                                     (8)                153                 15
     Interest payable                                                         (52)                 --                 --
     Other liabilities                                                         (6)                  4                  2
                                                                       ----------           ---------          ---------

Net cash provided by (used in) operating activities                          (369)                (20)               283
                                                                       -----------          ---------          ---------

Cash flows from investing activities:
     Additions to rental property                                              (7)                (70)              (118)
     Proceeds from sale of property                                            --                  --              2,657
     Increase in notes receivable from unconsolidated
        joint venture                                                        (481)                (91)              (125)
                                                                       -----------          ----------         ----------
Net cash provided by (used in) investing activities                          (488)               (161)             2,414
                                                                       ----------           ---------          ---------

Cash flows from financing activities:
     Notes payable principal payments                                        (186)               (300)              (407)
                                                                       -----------          ----------         ----------

Net cash used in financing activities                                        (186)               (300)              (407)
                                                                       -----------          ----------         ----------

Net increase (decrease) in cash and cash equivalents                       (1,043)               (481)             2,290

Cash and cash equivalents at beginning of period                            1,816               2,297                  7
                                                                       ----------           ---------          ---------

Cash and cash equivalents at end of period                            $       773         $     1,816         $    2,297
                                                                       ==========          ==========          =========

Supplemental disclosure of cash flow information:
     Cash paid for interest                                           $     1,474         $     1,474         $    2,391
                                                                       ==========          ==========          =========

The accompanying notes are an integral part of these financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994



Note 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Outlook Income/Growth Fund VIII, A California Limited Partnership, (the "Partnership") was organized on June 21, 1985 in accordance with the provisions of the California Revised Limited Partnership Act for the purpose of purchasing, holding, operating, leasing and selling various properties. The Partnership commenced operations on March 10, 1986. Through a registered public offering, 35,000 units of limited partnership interests (the "Units") at $1,000 per Unit, were authorized for sale. The sale of Units was concluded on January 23, 1987, when 35,000 Units had been sold. During 1996, eight units were abandoned as a result of partners no longer desiring to receive Partnership K-1's and to give them the ability to write off their investments for income tax purposes. At December 31, 1996 and December 31, 1995, limited partnership units issued and outstanding were 34,992 and 35,000, respectively.

Glenborough Corporation and Robert Batinovich are the general partners (collectively, the "General Partner") of the Partnership. In December 1996, Glenborough Partners, an affiliate of the Partnership, purchased 931 limited partnership units (a 2.7% interest) from an unaffiliated limited partner for $163,000.

Unless terminated earlier under the terms of the Limited Partnership Agreement, the Partnership will be dissolved on December 31, 2035. Management intends, however, to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at December 31, 1996 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

The Partnership Agreement provides for three types of limited partnership interests: Current "A" Units, Deferred "A" Units and Growth "B" Units. The Partnership Agreement also provides for varying allocations of net earnings or net loss and distributions to the above limited partnership interests. See Note 8 for the provisions of the allocation of net income or loss pursuant to the Partnership agreement.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern. As discussed above, management intends to present a plan of Partnership liquidation for an investor vote in 1997. However, the liquidation proceeds and the timing thereof are not currently estimable, nor is approval of such plan assured. Accordingly, the accompanying financial statements do not provide for any adjustments relating to the aforementioned plan of liquidation if it is adopted.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported results of operations during the reported period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash flow from operations, (ii) meet its debt obligations, (iii) provide distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or fair value and that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred. The specific accounting policies for assets to be held and used and those to be disposed of are described in more detail below.

Rental Property - Rental properties are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based upon the Partnership's plans for continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Rental Property Held for Sale - Rental property held for sale is stated at the lower of cost or estimated fair value. Estimated fair value is computed using estimated sales price or appraised value of the property and does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. Once the property is classified as held for sale, the Partnership will cease depreciation of the asset.

Cash Equivalents - The Partnership considers short-term investments, including certificates of deposit with original maturities of less than ninety days to be cash equivalents.

Deferred Financing Costs and Other Fees - The fees paid to the General Partner, its affiliates, the lenders and the sellers in connection with the financing and leasing of the Partnership's properties are amortized using the straight-line method over the term of the related note payable or lease.

Rental income - Rental income is recognized as earned over the life of the respective leases.

Income Taxes - No provision for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partner's equity for financial reporting purposes differs from the Partnership income tax return because of different accounting methods used for certain items, principally the capitalization of carrying costs and the provision for impairment of investments in real estate.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Consolidation and Joint Ventures - Joint ventures in which the Partnership had an interest of greater than 50% were consolidated in the accompanying financial statements for the years ended December 31, 1995 and 1994. All intercompany transactions have been eliminated in consolidation.

Investments in joint ventures in which the Partnership has an interest of 50% or less are accounted for using the equity method. Such investments are stated at cost plus advances and the Partnership's proportionate share of earnings less losses and cash distributions received from the joint ventures.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

Note 2.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership  Agreement,  the Partnership pays the
General  Partner   compensation  for  services   provided  to  the  Partnership.
Glenborough   Corporation   provided  property   management   services  and  was
compensated as follows:
                                    1996            1995            1994
                                    ----           ------          -----
 Management fees                 $114,000        $143,000        $242,000
 Property management salaries     $26,000         $37,000        $141,000

The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough Corporation was reimbursed $473,000, $552,000 and $579,000 for such expenses in 1996, 1995 and 1994, respectively.

Note 3.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Partnership holds an undivided 49% limited partner interest and a 1% general partner interest in Huntington Breakers Apartments, Limited ("the Breakers Partnership"). The Breakers Partnership owns a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986.

The Partnership's share of losses from the Breakers Partnership has exceeded its investments in and advances to the Breakers Partnership. These excess losses have not been recognized by the Partnership as it has no plans or obligations to fund such losses. In the event that the Breakers Partnership has net income in future periods, only the Partnership's share of this income in excess of unrecognized losses will be recorded.

Summary condensed balance sheet information as of December 31, 1996 and 1995, and condensed statements of operations for the three years in the period ended December 31, 1996, are as follows (in thousands):

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
            Condensed Balance Sheets as of December 31, 1996 and 1995

                                                    1996                 1995
                                                ---------------     -----------
Investments in real estate                    $      15,763     $       16,386
Other assets                                          1,279              1,909
                                                -----------       ------------
  Total assets                                $      17,042     $       18,295
                                               ============      =============

Notes payable                                 $      19,761     $       20,500
Notes payable to Outlook Income/Growth Fund VIII      1,014                774
Other liabilities                                     1,078              1,121
                                                 -----------      -------------
         Total liabilities                           21,853             22,395
                                                 -----------      -------------
Partner's Equity (Deficit):
         Outlook Income/Growth Fund VIII     $      (3,185)    $       (2,483)
         Other Partners, net                        (1,626)            (1,617)
                                                 ------------      ------------
         Total Partners' Deficit                    (4,811)            (4,100)
                                                 ------------      ------------
                                              $      17,042     $       18,295
                                                ============      =============

                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                       Condensed Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994

                             1996                   1995               1994
                         ------------           ------------         --------
Revenues                 $  3,703                $  3,399            $  3,238
Expenses                   (3,788)                 (3,998)             (3,915)
Extraordinary loss on
 refinancing of debt         (822)                   ---                 ---
                           ----------           -----------           --------

Net Loss                 $   (907)               $   (599)           $   (677)
                           ==========           ============         ==========

Note 4.           DISPOSITION OF PROPERTY

On April 28, 1995, 175 South West Temple, a 145,075 square foot office building in Salt Lake City, Utah, previously owned by a joint venture in which the Partnership owned an 80% general partnership interest, was sold in a foreclosure proceeding. The outstanding debt (including previously deferred interest) was $10,095,000 while net assets totaled $7,448,000, resulting in an extraordinary gain on debt forgiveness of $2,647,000.

On June 10, 1994, the Partnership sold the Las Palomas Apartments, a 272-unit apartment complex located at 4040 Boulder Highway in Las Vegas, Nevada to Las Palomas Associates, L.P., an unrelated party ("the buyer"), for $10,837,000. The sale proceeds were used to payoff loans, which were secured by the property, totaling $7,078,000 and settlement and other closing costs, including transaction fees payable to the general partners. The remaining $2,657,000 of net proceeds were added to the Partnership's reserves. The gain on sale totaled $2,088,000.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994


Note 5.           INVESTMENTS IN REAL ESTATE

The carrying value and the  accumulated  depreciation  of real estate  investments as of December 31, 1996 and 1995 are as follows (in thousands):
                                                                             Buildings
                                                                                and
1996:                                                  Land                Improvements               Total

San Mar Plaza                                       $    2,546              $     6,563            $     9,109
Silver Creek Plaza                                       5,339                    6,480                 11,819
                                                      --------                ---------               --------
                                                         7,885                   13,043                 20,928
Less:       Accumulated depreciation                        --                   (5,137)                (5,137)
                                                       -------                ----------              ---------
                                                    $    7,885              $     7,906            $    15,791
                                                     =========               ==========             ==========

                                                                             Buildings
                                                                                and
1995:                                                  Land                Improvements               Total

San Mar Plaza                                       $    2,546              $     6,556                  9,102
Silver Creek Plaza                                       5,339                    6,480                 11,819
                                                      --------                ---------               --------
                                                         7,885                   13,036                 20,921
Less:       Accumulated depreciation                        --                   (4,671)                (4,671)
                                                       -------                 --------               --------
                                                    $    7,885              $     8,365            $    16,250
                                                     =========               ==========             ==========


San Mar Plaza - In June 1986, the Partnership acquired San Mar Plaza, a shopping center located in San Marcos, Texas. At December 31, 1996 the property is encumbered by a first deed of trust with a balance of $6,496,000 (see Note 6).

In 1995, management computed an internal cash flow valuation which indicated that the estimated fair value of the property was less than its carrying value and that its carrying value could not be recovered prior to its eventual liquidation. This resulted in the Partnership recognizing a loss provision for impairment of investment in real estate of $1,015,000 during the year ended December 31, 1995.

Silver Creek Plaza - Through two separate transactions, in 1986 and 1991, the Partnership acquired a retail shopping center known as Silver Creek Plaza ("Silver Creek") located in San Jose, California. At December 31, 1996, the shopping center was listed for sale.

The Partnership leases its commercial property under non-cancelable operating lease agreements. Future minimum rents on non-cancelable operating leases as of December 31, 1996 are as follows (in thousands):

                     1997                                    $    1,831
                     1998                                         1,515
                     1999                                         1,439
                     2000                                         1,380
                     2001                                         1,289
                     Thereafter                                   4,817
                                                             ----------
                     Total                                   $   12,271
                                                              =========

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

Note 6.           SECURED NOTES PAYABLE

A summary of secured notes payable as of December 31, 1996 and 1995
are as follows (outstanding balances in thousands):                                           1996             1995
                                                                                              ----            -----

9.38% note payable  related to San Mar Plaza,  secured by a first deed of trust;
payable in monthly  principal and interest  installments  of $60,600 through the maturity  date of April  1,1997,  at  which  time all  remaining  principal  and interest will be due and payable. In 1996, the Partnership obtained an extension of the maturity date for eight months beyond the original  maturity date of July
31,  1996.  The terms of the  extension  are the same as those for the  original loan.  Management  and the lender are currently  negotiating an amendment to the loan which will include a five year extension  beyond the maturity date of April
1, 1997.                                                                                    $ 6,496             $ 6,617

9.75% note payable  related to Silver  Creek  Plaza,  secured by a first deed of trust; payable in monthly principal and interest installments of $64,800 through
January 1, 1997, at which time all remaining  principal and interest  become due and payable. On January 27, 1997, the Partnership borrowed $8,500,000 from Wells
Fargo Bank and paid off the matured  first and second  deeds of trusts on Silver
Creek  Plaza.  The new loan,  secured by a first  deed of trust on Silver  Creek
Plaza,  bears  interest at the Wells Fargo Bank prime rate plus one and one-half percent, requires monthly interest only payments and has a maturity date
of January 22, 1998.                                                                          7,270               7,335

9.5% note payable related to Silver Creek Plaza, secured by a second deed of trust; payable in monthly interest only installments, adjusting to the Bank of America reference rate plus one percent (9.25% at December 31, 1996) until the maturity date of December 31, 1996, at which time all remaining principal and interest was due and payable. On January 27, 1997, the Partnership borrowed
$8,500,000 from Wells Fargo Bank and paid-off the matured first and second deeds of trusts on Silver Creek Plaza. 1,007 1,007

Total secured notes payable                                                                 $14,773             $14,959


Note 7.           TAXABLE INCOME

The Partnership's tax returns, the qualification of the Partnership as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to Partnership's taxable income or loss, the tax liability of the partners could change accordingly.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994

The following is a reconciliation for the years ended December 31, 1996, 1995 and 1994, of the net income for financial reporting purposes to the taxable income determined in accordance with accounting practices used in preparation of federal income tax returns (in thousands).


                                                    1996            1995              1994
                                                    ----           ------            -----
Net income (loss) per financial statements    $   (1,724)        $       61        $      368
Provision for impairment of
  investment in real estate                           --              1,015                --
Gain on debt forgiveness                              --               (871)               --
Amortization and  depreciation                       (34)                52               (98)
Guaranteed and interest income                       234                182               167
Bad debt expense/reserve                              (9)               (21)               50
Basis adjustment                                      24                 --                --
Joint Venture adjustment                            (797)            (1,572)           (1,057)
Capital gain adjustment                                --                --              (124)
Miscellaneous                                          --                (3)              (78)
                                                ---------           -------          --------
Net loss for federal income tax purposes      $    (2,306)       $   (1,157)      $      (772)
                                               ===========        =========        ==========


The following is a reconciliation as of December 31, 1996 and 1995 of partners' capital for financial reporting purposes to partners' equity for federal income tax purposes (in thousands).

                                                 1996                 1995
                                                 ----                -----
Partners' equity per financial statement   $     1,862           $     3,586
Provision for impairment of investment
  in real estate                                 1,015                 1,015
Amortization and depreciation                   (1,212)               (1,178)
Guaranteed income                                 2350                 2,116
Bad debt expense/reserve                            23                    31
Syndication costs                                4,544                 4,544
Joint venture adjustment                        (9,375)               (8,578)
Basis adjustment                                  (451)                 (474)
                                               ----------            ---------
Partners' equity for federal income
  tax purposes                             $    (1,244)          $     1,062
                                              ===========           ==========

Note 8.           PARTNERSHIP ALLOCATIONS AND DISTRIBUTIONS

Cash available for distributions, to the extent deemed available by the General Partner, is distributed 91% to the Limited Partners and 9% to the General Partner. Distributions to the Limited Partners are made first to the holders of Current "A" Units until they receive a 9% per annum cumulative return on their adjusted capital investment. Further distributions, if available, are made to holders of Growth "B" Units until they receive a cumulative return equal to 10% per annum on their adjusted capital investment. Remaining distributions, if available, are made to holders of Deferred "A" Units until they receive a cumulative return of 16% per annum on their adjusted capital investment. Cash available for distributions is defined as cash funds provided from operations less operating disbursements and amounts set aside for restoration or reserves.

At December 31, 1996, holders of Current "A" Units had an original capital balance of $12,297,000 and accumulated priority returns of approximately $9,599,800. Holders of Deferred "A" Units had an original capital balance of

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                        December 31, 1996, 1995 and 1994
$8,428,000 and accumulated priority returns of approximately $14,077,000. Holders of Growth "B" Units had an original capital balance of $14,275,000 and accumulated priority returns of approximately $14,941,700.

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

Losses will generally be allocated 2% to the General Partner and 98% to the Limited Partners. All losses allocable to the Limited Partners will first be allocated to the holders of Growth Units; then to the holders of Deferred Units; and finally to the holders of Current Units until their respective capital accounts have been reduced to zero. Additional losses will be allocated to all Limited Partners on a prorata basis.

Income will be allocated: (i) first, to those Partners who during the fiscal year received, or within the first two and one-half months of the following fiscal year are scheduled to receive, distributions from the Partnership, to the extent of the amount of such distributions or such Partners' negative equity, whichever is less; (ii) then, to those Partners who have negative equity and who have received distributions from the Partnership in prior years, to the extent of the amount of such distributions or such Partners' negative equity, whichever is less; (iii) then, to those Partners who have negative equity, to the extent of such negative equity; and (iv) finally, in accordance with Partners' right to future distributions from the Partnership.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
   SCHEDULE III - REAL ESTATE INVESTMENTS AND RELATED ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)

     COLUMN A     COLUMN B           COLUMN C                        COLUMN D

                                                             Costs Capitalized
                                    Initial Cost to               Subsequent to
                                   Partnership                  Acquisition
                                        Buildings
                                           and                        Carrying
   Description  Encumbrances   Land    Improvements (1) Improvements (1) Cost
-------------------------------------------------------------------------------

Rental property
   San Mar Plaza    $6,496       $2,559        $7,608     $  167       $(1,225)

Rental property
 held for sale
 Silver Creek Plaza  8,277       5,476          6,420        327         (404)
                     ------    ---------    ----------      --------    -------

                   $14,773      $ 8,035       $14,028     $  494       $(1,629)
                    =======     =======      ========      =======     ========




Following is a summary of real estate investments for the years ended Following is a summary of changes in accumulated depreciation of real estate December 31, 1996, 1995 and 1994: investments for the years ended December 31, 1996, 1995 and 1994

                                     1996             1995         1994
                                     ----             ----         ----

Balance at beginning of period    $ 20,921         $ 21,876      $ 44,749

Improvements                             7              70            118

Dispositions from foreclosure
  or sale                               --         (12,379)       (10,622)

Provision for impairment in

  real estate investments               --          (1,015)            --

Real estate held for foreclosure

                                        --          12,369        (12,369)
                                ----------         -------        -------


Balance at end of period          $ 20,928        $ 20,921       $ 21,876
                                  ========         =======        =======

(1)Amounts include furniture, equipment and tenant improvements.
(2)Aggregate cost for Federal income tax purposes is $21,780 at December 31, 1996.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
   SCHEDULE III - REAL ESTATE INVESTMENTS AND RELATED ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (In Thousands)

     COLUMN A                                COLUMN E            COLUMN F     COLUMN G   COLUMN H    COLUMN I


                                   Gross Amount Carried
                                   at December 31, 1996
                                     Buildings                                Date of               Depreci-
                                        and           Total    Accumulated    Construc-    Date        able
   Description                 Land Improvements (1)    (2)   Depreciation (1)   tion     Acquired      Lives
-------------------------------------------------------------------------------------------------------------

Rental property
   San Mar Plaza            $ 2,546     $ 6,563      $ 9,109     $(2,808)        --        6/86       5-30 yrs.

Rental property
 held for sale
 Silver Creek Plaza          5,339        6,480       11,819       (2,329)       --       10/86       5-30 yrs.
                           --------    --------      --------    ---------

                           $ 7,885      $13,043      $20,928     $(5,137)
                           =======     ========     ========     ========









                                       1996           1995          1994
                                       ----           ----          ----

 Balance at beginning of period      $ 4,671       $ 4,198      $ 10,959

 Additions charged to expense            466           473         1,052

 Disposition from foreclosure
   or sale                                --        (4,901)       (2,912)

 Real estate held for foreclosure         --         4,901        (4,901)
                                    --------       -------       -------


Balance at end of period            $ 5,137       $ 4,671       $ 4,198
                                     =======       =======       =======







(1)Amounts include furniture, equipment and tenant improvements.
(2)Aggregate cost for Federal income tax purposes is $21,780 at December 31, 1996.

            EXHIBITS: Financial Statements of Significant Subsidiary

                     HUNTINGTON BREAKERS APARTMENTS, LIMITED
                        A CALIFORNIA LIMITED PARTNERSHIP


                   INDEX OF FINANCIAL STATEMENTS AND SCHEDULE

                                                                          Page

Report of Independent Public Accountants....................................28

Balance Sheets at December 31, 1996 and 1995................................29

Statements of Operations for the years ended
      December 31, 1996, 1995 and 1994......................................30

Statements of Partners' Equity (Deficit) for the
      years ended December 31, 1996, 1995 and 1994..........................31

Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994......................................32

Notes to Financial Statements...............................................33

Financial Statement Schedule:

Schedule III - Real Estate Investment and Related
      Accumulated Depreciation at December 31, 1996.........................39



All other schedules are omitted as the required information is inapplicable or is presented in the financial statements or related notes.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Partners of
HUNTINGTON BREAKERS APARTMENTS, LIMITED,
A CALIFORNIA LIMITED PARTNERSHIP:

We have audited the accompanying balance sheets of HUNTINGTON BREAKERS APARTMENTS, LIMITED, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the related statements of operations, partners' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of HUNTINGTON BREAKERS APARTMENTS, LIMITED, A CALIFORNIA LIMITED PARTNERSHIP as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying schedule listed in the index to financial statements and schedule is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



San Francisco, California
  February 11, 1997

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP


                                 Balance Sheets
                           December 31, 1996 and 1995
                                 (in thousands)

                                                   1996               1995
                                                   ----              -----
Assets
Investments in real estate:
    Land                                        $    3,450        $    3,450
    Building and improvements, net of
        accumulated depreciation of $7,132
        and $6,476 at December 31,1996
        and 1995, respectively                      12,313            12,936
                                                 ---------         ---------

    Total real estate investments                   15,763            16,386

Cash                                                   138                60
Restricted cash                                        522               986
Accounts receivable                                      6                --
Deferred financing costs and other
    fees, net of accumulated amortization
    of $29 and $290 at December 31,1996
    and 1995, respectively                             558               841
Other  assets                                           55                22
                                                 ---------         ---------

                                                $   17,042        $   18,295
                                                 =========         =========


Liabilities and Partners' Equity (Deficit)
Liabilities:
Notes payable                                   $   19,761         $  20,500
Note payable to Outlook Income/
    Growth Fund VIII                                 1,014               774
Accrued interest payable                                --                19
Accounts payable and other liabilities                  65                93
Security deposits                                      138               134
Due to Wilmore City Development, Inc.                  875               875
                                                  ---------         --------

    Total liabilities                               21,853            22,395

Partners' equity (deficit):
    Outlook Income/Growth Fund VIII                 (3,185)           (2,483)
    Other Partners, net                             (1,626)           (1,617)
                                                  ----------        ---------

    Total partners' deficit                         (4,811)           (4,100)
                                                  ----------        ---------

        Total liabilities and partners' deficit  $   17,042        $   18,295
                                                   =========         =========

        The accompanying notes are an integral part of these statements

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)

                                                                    1996              1995                   1994
                                                                    ----             ------                 -----

Revenues:
    Rental income                                             $    3,342            $    3,119            $    3,046
    Other rental related income                                      276                   210                   152
    Interest and other income                                         85                    70                    40
                                                               ---------             ---------             ---------

      Total revenues                                               3,703                 3,399                 3,238
                                                               ---------             ---------             ---------

Expenses:
    Operating, including $415, $352, and $337
      paid to affiliates in 1996, 1995 and 1994,
      respectively                                                 1,461                 1,438                 1,389
    Interest                                                       1,581                 1,846                 1,824
    Depreciation                                                     656                   645                   644
    General and administrative, including $47, $44
      and $41 paid to affiliates in 1996, 1995 and
      1994, respectively                                              90                    69                    58
                                                               ---------             ---------             ---------

      Total expenses                                               3,788                 3,998                 3,915
                                                               ---------             ---------             ---------

Loss from operations before
    extraordinary item                                               (85)                 (599)                 (677)
                                                              -----------           -----------           -----------

Extraordinary item:
    Loss on refinancing of debt                                     (822)                   --                    --
                                                               ----------            ---------             ---------

Net loss                                                       $    (907)            $    (599)            $    (677)
                                                                =========             =========             =========






        The accompanying notes are an integral part of these statements

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Partners'Equity (Deficit)
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                      Outlook                            Net due to          Total
                                                   Income/Growth           Other            Other           Partners'
                                                     Fund VIII           Partners         Partners           Deficit

Balance at December 31, 1993                      $    (1,220)          $   (1,457)       $    (147)       $   (2,824)

Net loss                                                 (670)                  (7)              --              (677)
                                                     --------              -------           ------           -------

Balance at December 31, 1994                           (1,890)              (1,464)            (147)           (3,501)

Net loss                                                 (593)                  (6)              --              (599)
                                                     --------              -------           ------           -------

Balance at December 31, 1995                           (2,483)              (1,470)            (147)           (4,100)

Net loss                                                 (898)                  (9)              --              (907)

Contribution                                              196                   --               --               196
                                                     --------              -------           ------           -------

Balance at December 31, 1996                      $    (3,185)          $   (1,479)       $    (147)       $   (4,811)
                                                   ===========           ==========        =========        ==========


        The accompanying notes are an integral part of these statements.

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Cash Flows
              For the years ended December 31, 1996, 1995 and 1994
                                 (in thousands)


                                                                       1996                  1995                  1994
                                                                       ----                 ------                -----
Cash flows from operating activities:
Net loss                                                         $      (907)           $      (599)         $       (677)
Adjustments to reconcile net loss to net
cash provided by (used for) operating activities:
    Loss on refinancing of debt                                          822                     --                    --
    Depreciation                                                         656                    645                   644
    Amortization of loan fees, included in interest expense               29                     46                    45
Changes in certain assets and liabilities:
    Restricted cash                                                      464                    (49)                  (10)
    Accounts receivable                                                   (6)                    --                    --
    Other assets                                                         (33)                    22                   (39)
    Deferred financing costs and other fees                             (568)                    --                    --
    Accrued interest payable                                             (19)                    --                    (2)
    Accounts payable and other liabilities                               (28)                    29                   (43)
    Security deposits                                                      4                      9                     1
                                                                   ---------              ---------            ----------

Net cash provided by (used for) operating activities                     414                    103                   (81)
                                                                  ----------             ----------           -----------

Cash flows from investing activities:
    Capital contribution from Outlook                                    196                     --                    --
    Property additions                                                   (33)                  (136)                  (89)
                                                                  -----------            ----------           -----------
Net cash provided by (used for) investing activities                     163                   (136)                  (89)
                                                                  -----------            -----------          ------------

Cash flows from financing activities:
    Notes payable principal payments                                    (739)                    --                    --
    Additions to borrowings from Outlook                                 440                    231                   312
    Payments on note payable to Outlook                                 (200)                  (140)                 (187)
                                                                  -----------            ----------           -----------

Net cash provided by (used for) financing activities                    (499)                    91                   125
                                                                  -----------            ----------           -----------

Net increase (decrease) in cash                                           78                     58                   (45)

Cash at beginning of period                                               60                      2                    47
                                                                  ----------             ----------           -----------

Cash at end of period                                            $       138            $        60          $          2
                                                                  ==========             ==========           ===========

Supplemental disclosure of cash flow information:
    Cash paid for interest                                       $     1,571            $     1,749          $      1,746
                                                                  ==========             ==========           ===========

Supplemental disclosure on non-cash transaction:
    Refinance of note payable                                    $    16,000            $        --          $         --
                                                                 ===========             ==========           ===========

        The accompanying notes are an integral part of these statements

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994

Note 1.           ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Huntington Breakers Apartments, Limited, A California Limited Partnership ("Huntington Breakers") was reorganized on December 31, 1986 in accordance with the provisions of the California Revised Limited Partnership Act. The Partnership is governed by the Second Amended and Restated Agreement of Limited Partnership (the "Partnership Agreement"), dated December 31, 1986. The Managing General Partner of the Partnership is Outlook Income/Growth Fund VIII, A California Limited Partnership ("Outlook"). Outlook was admitted to Huntington Breakers on December 31, 1986. The other partners are Wilmore City Development, Inc., a California Corporation ("Wilmore"), Joseph P. Mayer, III ("J. Mayer"), Rose Marie Semingson ("R.M. Semingson"), Daniel H. Young ("Young"), Eleanor C. Mayer ("E. Mayer"), and Huntington Breakers Managing Partnership, a California general partnership comprised of Wilmore and J. Mayer ("Wilmore/Mayer Partnership"), collectively "Other Partners". The structure of the Partnership Units and their respective ownership is as follows:

                  General Partner      Limited Partner        Total
                       Units                Units             Units

Outlook                50.00                  --              50.00
Wilmore                 3.00                  --               3.00
J. Mayer                1.00               0.68                1.68
R.M. Semingson            --              20.25               20.25
Young                     --              13.50               13.50
E. Mayer                  --              10.57               10.57
Wilmore/Mayer
Partnership             1.00                  --               1.00
                       -----              ------             ------

Total Units            55.00              45.00              100.00
                       =====              =====              ======

The purpose of the Partnership is to own and operate a 342 unit apartment complex located in the City of Huntington Beach, Orange County, California (the "Property"). The Property is encumbered by first and second trust deed promissory notes in the amounts of $16,000,000 and $3,761,000, respectively.

Significant Accounting Policies

Basis of Accounting - The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with generally accepted accounting principles under the presumption that the Partnership will continue as a going concern.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the results of operations during the reporting period. Actual results could differ from those estimates.

Risks and Uncertainties - The Partnership's ability to (i) achieve positive cash
flow  from   operations,   (ii)  meet  its  debt   obligations,   (iii)  provide

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994

distributions either from operations or the ultimate disposition of the Partnership's properties or (iv) continue as a going concern, may be impacted by changes in interest rates, property values, geographic economic conditions, or the entry of other competitors into the market. The accompanying financial statements do not provide for adjustments with regard to these uncertainties.

Investments in Real Estate - In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of." The Partnership adopted SFAS 121 in the fourth quarter of 1995. SFAS 121 requires that long-lived assets be carried at the lower of carrying amount or fair value and that an evaluation of an individual property for possible impairment be performed whenever events or changes in circumstances indicate that an impairment may have occurred.

Rental properties are stated at cost unless events or circumstances indicate that cost cannot be recovered, in which case, the carrying value of the property is reduced to estimated fair value. Estimated fair value for financial reporting purposes: (i) is based upon the Partnership's plans for continued operation of each property; (ii) is computed using estimated sales price, as determined by prevailing market values for comparable properties and/or the use of capitalization rates multiplied by annualized rental income based upon the age, construction and use of the building, and (iii) does not purport, for a specific property, to represent the current sales price that the Partnership could obtain from third parties for such property. The fulfillment of the Partnership's plans related to each of its properties is dependent upon, among other things, the presence of economic conditions which will enable the Partnership to continue to hold and operate the properties prior to their eventual sale. Due to uncertainties inherent in the valuation process and in the economy, it is reasonably possible that the actual results of operating and disposing of the Partnership's properties could be materially different than current expectations.

Depreciation is provided using the straight line method over the useful lives of the respective assets.

Deferred Financing and Other Fees - The costs associated with obtaining financing are amortized on a straight-line basis over the lives of the respective notes.

Income Taxes - No provisions for income taxes is included in the accompanying financial statements, as the Partnership's results of operations are passed through to the partners for inclusion in their respective income tax returns. Net income (loss) and partners' equity (deficit) for financial reporting purposes differs from the Partnership income tax return because of different accounting methods used for certain items, principally the depreciation and the provisions for impairment of investments in real estate.

Huntington Breakers' tax returns, the qualification of Huntington Breakers as a partnership for federal income tax purposes, and the amount of income or loss are subject to examination by federal and state taxing authorities. If such examinations result in changes to Huntington Breakers' taxable income or loss, the tax liability of the partners could change accordingly.

Reclassifications - Certain 1995 and 1994 balances have been reclassified to conform with the current year presentation.

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994


Note 2.                    NOTES PAYABLE

A summary of notes payable as of December 31, 1996 and 1995 are as follows (outstanding balances in thousands):

                                                                                     1996                     1995
7 day variable rate (4.20% at December 31, 1996) $16,000 note payable secured by a first deed of trust and letter of credit in the amount of $16,184,000, payable in monthly  interest only  installments  until maturity on July 1, 2014 at which
time all remaining  principal  and interest will be due and payable.              $ 16,000                 $    ---

$16,000,000 note payable, secured by a first deed of trust on the property and a letter of credit in the amount of $16,640,000,  and accrued interest at 7.2%. On
July 1, 1996, this note was paid off. See  information  below regarding the July
1, 1996 note transactions.                                                             ---                   16,000

Note payable secured by a second trust deed, accrues interest at LIBOR plus 1.5%
(6.89% at December 31,  1996),  payable in monthly  interest  only  installments until June 1, 2001, at which time all  remaining  principal and interest will be due and payable.  At December 31, 1995, the $4,500,000  note payable was secured by a second deed of trust on the property and accrued interest at 9.75%. On June
1, 1996 the note was amended and restated. 3,761 4,500
                                                                                 $  19,761                $   20,500
                                                                                  ========                 =========

Principal maturities of the notes payable are scheduled as follows (in thousands):

                  Year Ending
                 December 31,
                     2001                                      $  3,761
                  Thereafter                                     16,000
                                                                -------

                     Total                                      $19,761

On July 1, 1996, the $16,000,000 note payable was paid-off with proceeds from the sale of Weekly Rate Demand Multifamily Housing Revenue Refunding Bonds, 1996 Series A ("the 1996 Bonds"), issued by the City of Huntington Beach of behalf of the partnership. Concurrent with and as a result of the issuance of the 1996 Bonds, Huntington Breakers entered into a new loan agreement for $16,000,000. Loan fees and issuance costs totaling $168,000 and $355,000, respectively, were incurred in connection with the new note payable and the issuance of the 1996 Bonds. Huntington Breakers has projected an annual interest savings of approximately $312,000 based on the December 31, 1996 effective interest rates.

The 1996 Bonds are limited obligations of the City of Huntington Beach payable solely out of the proceeds from payments on the $16,000,000 note payable from

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994

Huntington Breakers and from drawings on the related letter of credit. The 1996 Bonds are subject to mandatory tender and redemption on various dates prior to the expiration of the above mentioned letter of credit on June 15, 2001.

On June 1, 1996, Huntington Breakers amended and restated the $4,500,000 note payable secured by a second trust deed. The partnership obtained favorable variable rate financing and a five year extension of the maturity date. Loan fees totaling $45,000 were incurred in connection with the refinancing of the note. On July 1, 1996, a $500,000 principal payment was made on the note.

Total  loan  fees  incurred  in  1996  include   $196,000  paid  to  Glenborough
Corporation, the Managing General Partner of Outlook, in connection with the debt refinancing.

Huntington Breakers must comply with certain covenants relating to the aforementioned notes which include maintenance of a Cash Collateral Account, as defined, quarterly excess property income, and the holding open for lease at least 20% of the property's units to tenants qualifying as "low income". For the year ended December 31, 1996 the partnership paid $239,000 in excess property income payments. It is management's opinion that the Partnership is in compliance with all required terms of the loan agreement.


Note 3.                    NOTES PAYABLE TO OUTLOOK INCOME/GROWTH FUND VIII

The notes payable to Outlook represent original advances to Huntington Breakers to support operations, and interest accrued on such advances. In 1992, Outlook assumed the partnership's notes payable to August Financial Corporation and the balance due to August Management, Inc. In 1996 and 1995, Huntington Breakers was advanced an additional $440,000 and $231,000, respectively, and repaid $200,000 and $140,000, respectively, resulting in a net increase in notes payable to Outlook of $240,000 and $91,000 in 1996 and 1995, respectively. Interest accrues monthly on the outstanding balance less the original advances due August Management, Inc. of $204,000, at the rate of prime plus 1 1/2% (9.75% at December 31, 1996) and is added to principal. The advances are unsecured and payment is due upon demand.

Note 4.                     DUE TO WILMORE CITY DEVELOPMENT

The amount due to Wilmore City Development ("Wilmore") represents unsecured advances made by Wilmore to Huntington Breakers prior to December 31, 1986. This liability has no fixed maturity and is subordinate to all distributions to Outlook and will be repaid solely in lieu of other distributions to which Wilmore would be entitled.

Note 5.                    MANAGEMENT FEES

Outlook, as Managing General Partner of Huntington Breakers, has contracted with Glenborough Corporation ("Glenborough") for the provision of property management services. Huntington Breakers paid management fees to Glenborough of 5% of total rents collected for each of the years disclosed.

Note 6.                    PARTNERS' EQUITY (DEFICIT)

Allocation of Net Income and Net Loss - Net losses from operations are generally allocated ninety-nine percent (99%) to Outlook and one percent (1%) to the Other Partners in proportion to the number of units held by each of the Other

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994
Partners. Net income from operations will be allocated in the same amounts and in the same ratios as any distributions made to the partners, and then in the same amounts and in the same ratios that previous allocations of net losses from operations were made to the partners.
Thereafter, allocations will be made to the partners in proportion to the number of units held by each partner.

Allocations of income and loss from the sale or refinancing of the Property will be made in accordance with priorities outlined in the Huntington Breakers Partnership Agreement.

Distributions of Cash - Distributions of cash from operations will be paid first to Outlook in an amount equal to the "Current Year Operational Preference Account" (see discussion which follows), then to the partners in repayment of any unpaid advances or loans, and interest accrued thereon, made by the partners to Huntington Breakers, then to Outlook in an amount equal to the "Accrued Operational Preference Account" (see discussion which follows), and then 25% to Outlook and 75% to the Other Partners pro rata in accordance with their units.

Distributions from the sale or refinancing of the Property will be made in accordance with priorities outlined in the Huntington Breakers Partnership Agreement.

Operational Preference Account - Beginning January 1, 1990, Outlook was credited with a preference for distributions of $850,000, and on the first day of each Partnership year beginning January 1, 1990 the preference amount balance is increased by $700,000 (aggregate preference of $6,450,000 at January 1, 1997). (The balance is accounted for in memo form only and is not included in the financial statements of Huntington Breakers or Outlook). Decreases in the preference balance will occur as distributions are made to Outlook with reference to this preference amount. The "Current Year Operational Preference Account" is the operational preference amount applicable to the then current calendar year. The "Accrued Operational Preference Account" is the total balance in the Operational Preference Account as of the immediately preceding December 31st.

Guaranteed Payment - The Huntington Breakers Partnership Agreement provides for payment to Outlook of $375,000 in each of 1987 and 1988, and $500,000 in 1989. As of December 31, 1989, these guaranteed payments had not been made. At that time, the Partners agreed that the unpaid amounts should accrue interest at the rate of 8% per year, compounded annually, from the date the payment was due. The Partners agreed that the total amount owed to Outlook as of December 31, 1989 was $1,342,000 and that the amount should continue to accrue interest at the rate of 8% per year, compounded annually, commencing January 1, 1990 (aggregate balance of $2,229,968 at December 31, 1996). (The balance is accounted for in memo form only and is not included in the financial statements of Huntington Breakers or Outlook). If by December 31, 1999, or the sale of all or substantially all of the property by Huntington Breakers, Outlook has not received payment in full of the entire Guaranteed Payment, together with accrued interest, then the Other Partners will pay Outlook, outside Huntington Breakers, the unpaid amount of such Guaranteed Payment plus interest.

Due to/from Other Partners - The net amount due to (from) Other Partners included in Partners' Equity (Deficit) is comprised of the following:

1.  Amounts received by Other Partners that should have been received by Outlook

          Interest on funds held in escrow for September 1989 refinancing                   (104,100)

          Partial release of amount held back (plus interest) from funding
          of September 1989 refinancing                                                     (102,200)

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

              For the years ended December 31, 1996, 1995 and 1994

          Funds released from September 1989 refinancing                                        (300)

2.  Pre-December 31, 1986 liabilities of the Other Partners paid by
    Outlook subsequent to December 31, 1986                                                 (272,800)

3.  Amounts received by Outlook that should have been received by the Other Partners

          Bond interest reserve applicable to original financing, released to
          September 1989 refinancing escrow                                                  100,000

          Balance of bond principal reserve applicable to original financing,
          as of December 31, 1986                                                            197,000

4.  Advance by Other Partners to September 1989 refinancing escrow                            72,500

5.  Amounts paid by Outlook related to the claims brought by
    C.W. Driver against Outlook which are covered by Outlook
    indemnification agreement                                                                (37,400)

Net amount due from Other Partners                                                       $  (147,300)
                                                                                           ==========

The amounts noted above have not been accepted by the Other Partners. Moreover, some of the Other Partners have alleged in writing that Huntington Breakers has wrongfully withheld payment of distributions payable to the Other Partners. Huntington Breakers has denied these allegations in writing, but none of the disagreements have been resolved.
Management believes that no additional liability will arise from these disputes.

Other Equity Transactions - A summary of transactions which have been included in the Other Partners' capital account at December 31, 1989 are as follows:

       Capital balance (deficit) at December 31, 1986           $ (1,389,400)

       Other Partners' share of cumulative loss
        - January 1, 1987 to December 31, 1989                       (35,300)

       Liabilities incurred prior to  December 31, 1986              417,600

       Funds held in original bond principal
        reserve at December 31, 1986                                (197,000)

       Original bond interest reserve                               (228,300)

       Balance at December 31, 1989                             $ (1,432,400)
                                                                 ===========

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP
   SCHEDULE III - REAL ESTATE INVESTMENT AND RELATED ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)



COLUMN A                 COLUMN B             COLUMN C                        COLUMN D      I

                                                                      Costs Capitalized
                                          Initial Cost to                Subsequent to
                                        Partnership                    Acquisition
                                                    Buildings
                                                     and (1)      Improve-       Carrying
   Description          Encumbrances     Land       Improvements    ments(1)         Cost
-------------------------------------------------------------------------------------------

Huntington Breakers       $ 19,761      $ 3,450     $19,079       $    366         $ --
  Apartments





Following is a summary of real estate investments for the years ended December 31, 1996, 1995 and 1994:
1994:

                                    1996      1995       1994
                                    ----      ----       ----

Balance at beginning of period    $ 22,862   $  22,726  $ 22,637

Improvements                            33         136        89
                                    -------- --------- --------

Balance at end of period            $ 22,895 $ 22,862   $ 22,726
                                    ========= ========  ========





(1)Amounts include furniture, fixtures and equipment.
(2)Aggregate cost for Federal income tax purposes is $24,324 at December 31, 1996.

                    HUNTINGTON BREAKERS APARTMENTS, LIMITED,
                        A CALIFORNIA LIMITED PARTNERSHIP
   SCHEDULE III - REAL ESTATE INVESTMENT AND RELATED ACCUMULATED DEPRECIATION
                                December 31, 1996
                                 (in thousands)



COLUMN A                                    COLUMN E             COLUMN F    COLUMN G   COLUMN H   COLUMN I


                                   Gross Amount Carried
                                 at December 31, 1996
                                         Building                  (1)       Date of
                                          and(1)       (2)     Accumulated  Construc-     Date    Depreci-
   Description               Land      Improvements   Total   Depreciation    tion      Acquired able Lives
-----------------------------------------------------------------------------------------------------------
Huntington Breakers         $ 3,450      $19,445      $22,895    $(7,132)       --        12/86     5-30
  Apartments





Following is a summary of changes in accumulated depreciation and amortization, of real estate investments for the years ended December 31, 1996, 1995 and


                                     1996         1995         1994
                                      ----         ----         ----

  Balance at beginning of period   $ 6,476      $ 5,831     $  5,187

  Additions charged to expense         656          645          644
                                   ---------      -------     -------

  Balance at end of period         $ 7,132      $ 6,476     $  5,831
                                   =======      =======      =======





(1)Amounts include furniture, fixtures and equipment.
(2)Aggregate cost for Federal income tax purposes is $24,324 at December 31, 1996.

Item 9.   Disagreements with Accountants on Accounting and Financial Disclosure


None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

General Partners

The Partnership has no directors or executive officers. The general partners of the Partnership are Glenborough Corporation ("GC", the "Managing General Partner", formerly known as Glenborough Realty Corporation) and Robert Batinovich.

Robert Batinovich was the President, Chief Executive Officer and Chairman of Glenborough Corporation from its inception in 1987 until his resignation effective January 10, 1996. On August 31, 1994, Mr. Batinovich was elected Chairman, President and Chief Executive Officer of Glenborough Realty Trust Incorporated ("GLB"), a newly created Real Estate Investment Trust, which began trading on the New York Stock Exchange on January 31, 1996. He was a member of the Public Utilities Commission from 1975 to January 1979 and served as its President from January 1977 to January 1979. He is a member of the Board of Directors of Farr Company, a publicly held company that manufactures industrial filters. He has extensive real estate investment experience. Mr. Batinovich's business background includes managing and owning manufacturing, vending and service companies and a national bank.

For informational purposes, the following are the names and a brief description of the background and experience of each of the controlling persons, directors and executive officers of the Managing General Partner as of March 1, 1997:

Name                    Age                    Position

Andrew Batinovich       38    Chief Executive Officer and Chairman of the Board

Robert E. Bailey        35    Secretary and Corporate Counsel

Sandra L. Boyle         48    President and Chief Operating Officer

June Gardner            45    Director

Terri Garnick           36    Chief Financial Officer

Judy Henrich            51    Vice President

Wallace A. Krone Jr.    65    Director

Andrew Batinovich was elected Chairman of the Board and Chief Executive Officer of GC on January 10, 1996. He has been employed by GC since 1983, and had functioned since 1987 as Chief Operating Officer and Chief Financial Officer. Mr. Batinovich also serves as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Director of GLB. He holds a California real estate broker's license and is a Member of the National Advisory Council of BOMA International. He received his B.A. in International Finance from the American University of Paris. Prior to joining Glenborough Corporation, Mr. Batinovich was a lending officer with the International Banking Group and the Corporate Real Estate Division of Security Pacific National Bank.

Robert E. Bailey joined GC in 1989 as Associate Counsel and was elected Secretary of GC on May 15, 1995. He is responsible for landlord/tenant documentation, tenant litigation, corporate and partnership matters and employment matters. In 1984, he received his Bachelor of Arts degree from the University of California at Santa Barbara and his Juris Doctor degree from Vermont Law School in 1987. From 1987 to 1989, Mr. Bailey was an associate with the law firm of Pedder, Stover, Hesseltine & Walker, where he specialized in business litigation. He is a member of the State Bar of California.

Sandra L. Boyle has been associated with GC or its associated entities since 1984 and has served as President and Chief Operating Officer of GC since January 10, 1996. She was originally responsible for residential marketing, and her responsibilities were gradually expanded to include residential leasing and management in 1985, and commercial leasing and management in 1987. She was elected Vice President in 1989, and continues to supervise marketing, leasing, property management operations and regional offices. Ms. Boyle also serves as a Senior Vice President of GLB. Ms. Boyle holds a California real estate broker's license and a CPM designation, and is a member of the National Advisory Council and Finance Committee of BOMA International; and Board of Directors of BOMA San Francisco and BOMA California.

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

Terri Garnick has served as Chief Financial Officer of GC since January 10, 1996. She is also Senior Vice President, Chief Accounting Officer and Treasurer of GLB. Ms. Garnick is responsible for property management accounting, financial statements, audits, Securities and Exchange Commission reporting, and tax returns. Prior to joining GC in 1989, Ms. Garnick was a controller at August Financial Corporation from 1986 to 1989 and was a Senior Accountant at Deloitte, Haskins and Sells from 1983 to 1986. She is a Certified Public Accountant and has a Bachelor of Science degree from San Diego State University.

Judy Henrich is a Vice President of GC, effective January 10, 1996 and is responsible for the coordination of all due diligence, broker-dealer and investor communications for partnerships managed by GC. Prior to joining GC, Ms. Henrich, was associated with Rancon Financial Corporation from 1981 through early 1995, as Senior Vice President since 1985, with responsibilities similar to those at GC. Ms. Henrich also served as Executive Vice President of Rancon Securities Corporation from 1988 to 1991, and thereafter as its Chief Executive Officer. Prior to joining Rancon, Ms. Henrich was manager of public relations and advertising for Kaiser Development Company, a diversified real estate holding company.

Wallace A. Krone has been an entrepreneur in the restaurant business since 1965, and owns a number of Burger King restaurants in the San Francisco area. Mr. Krone has been associated with GC since 1982 as an investor in one or more partnerships, and has been a member of the board of directors of GC since 1989.

Item 11.          Executive Compensation

Compensation and Fees

The Partnership has no executive officers. For information relating to fees, compensation, reimbursements and distributions paid to related parties, reference is made to Item 13 below.

Item 12.          Security Ownership of Certain Owners and Management

To the best knowledge of the Partnership, no person owned of record or beneficially more than 5% of the outstanding Units at December 31, 1996.

The Partnership, as an entity, does not have any directors or officers. At December 31, 1996, no Units were owned of record or beneficially by any officers or directors of the General Partner.

Item 13.          Certain Relationships and Related Transactions

      (a) The Partnership holds a $204,000 non interest bearing note due from Huntington Breakers Apartments, Ltd., an unconsolidated joint venture. To the extent the Partnership's share of the loss in its unconsolidated joint venture creates a negative investment in joint venture ("excess losses"), the excess losses shall be applied as a reduction in the advances to the unconsolidated joint venture. Any excess losses exceeding the balance in advances to the unconsolidated joint venture shall then be suspended Partnership losses. The carrying value of the note receivable at December 31, 1996, net of excess losses from the Huntington Breakers joint venture, was $0.

    (b) In accordance with the Limited Partnership Agreement, the Partnership paid the Managing General Partner, Glenborough Corporation, compensation for property management services as follows:

                                      1996        1995           1994
                                      ----       ------         -----
  Management fees                 $114,000     $143,000      $242,000
  Property management salaries     $26,000      $37,000      $141,000

The Partnership also reimbursed Glenborough Corporation for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough Corporation was reimbursed $473,000, $552,000 and $579,000 for such expenses in 1996, 1995 and 1994, respectively.

     (c)  In  December  1996,   Glenborough   Partners,   an  affiliate  of  the
Partnership, purchased 931 limited partnership units (a 2.7% interest) from an unaffiliated limited partner for $163,000.

      (d) None of the members of the General Partner were indebted to the Partnership during this fiscal year.

                                                       PART IV


Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K

                  (a)(1) Financial Statements - See Index to Financial
                         Statements contained in Item 8

                     (2) Financial Statement Schedules - See Item 14(d) below

                     (3) Exhibits - Exhibit #27 - Financial Data Schedule

                  (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant in the fourth quarter of 1996.

                  (c)         Exhibits - See Exhibit Index

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


                                                GLENBOROUGH PARTNERS,
                                          A CALIFORNIA LIMITED PARTNERSHIP



By:  /s/ Robert Batinovich      By:   Glenborough Corporation,
      Robert Batinovich                  a California corporation,
      General Partner                    (formerly known as Glenborough
                                         Realty Corporation,
      Date:March 31, 1997                a California corporation)



      Date:March 31,1997                 By: /s/ Andrew Batinovich
                                              Andrew Batinovich
                                              Chief Executive Officer
                                              and Chairman of the Board


      Date:March 31,1997                 By: /s/ Terri Garnick
                                              Terri Garnick
                                              Chief Financial Officer


      Date:March 31,1997                 By: /s/ June Gardner
                                              June Gardner
                                              Director




            (A Majority of the Board of Directors of the General Partner)