Form 10-Q
period 1997-03-31
OUTLOOK INCOME GROWTH FUND VIII
filed 1997-05-15
CIK 771998

FORM 10-Q

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1997

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

                                    Yes X No

         Total number of units outstanding as of March 31, 1997: 34,992

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                         OUTLOOK INCOME/GROWTH FUND VIII,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                                   Balance Sheets
                                     (in thousands, except units outstanding)
                                                    (Unaudited)

                                                                      March 31,             December 31,
                                                                        1997                    1996
Assets
Investments in real estate:
    Rental property, net of accumulated depreciation of
       $2,872 and $2,808 at March 31, 1997 and
       December 31, 1996, respectively                               $    6,237            $     6,301
    Rental property held for sale                                         9,490                  9,490
                                                                     ----------            -----------
    Total real estate investments                                        15,727                 15,791

Cash and cash equivalents                                                   899                    773
Accounts receivable, net                                                     25                     79
Advances to unconsolidated joint venture                                     50                    ---
Deferred financing costs and other fees, net of accumulated
    amortization of $384 and $470 at March 31, 1997 and
    December 31, 1996, respectively                                         195                    122
Other assets                                                                 11                    63
                                                                     ----------            -----------

           Total assets                                              $   16,907            $    16,828
                                                                     ==========            ===========

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                    $   14,976            $    14,773
    Accounts payable and accrued expenses                                    90                    127
    Interest payable                                                        122                      8
    Other liabilities                                                        62                     58
                                                                     ----------            -----------

           Total liabilities                                             15,250                 14,966
                                                                     ----------            -----------

Partners' equity (deficit):
    General Partner                                                        (166)                  (162)
    Limited Partners, 34,992 limited partnership
       units outstanding                                                  1,823                  2,024
                                                                     ----------            -----------

           Total partners' equity                                         1,657                  1,862
                                                                     ----------            -----------

              Total liabilities and partners' equity                 $   16,907            $    16,828
                                                                     ==========            ===========

                 See accompanying notes to financial statements.


                             OUTLOOK INCOME/GROWTH FUND VIII,
                             A CALIFORNIA LIMITED PARTNERSHIP

                                 Statements of Operations
               (in thousands, except units outstanding and per unit amounts)
                                        (Unaudited)

                                                                  Three months ended
                                                                        March  31
                                                                -----------------
                                                              1997                   1996
                                                             ------                 -----
Revenues:
    Rental income                                           $    570             $     605
    Interest and other income                                      8                    21
                                                            --------              --------

         Total revenues                                          578                   626
                                                            --------              --------

Expenses:
    Operating,  including  $36 and $34 paid
      to affiliates  in the three  months
      ended March 31, 1997 and 1996,
      respectively                                               178                   163
    Interest                                                     411                   359
    Depreciation and amortization                                 72                   153
    General and  administrative, including $106
      and $118 paid to affiliates inthe three
      months ended March 31, 1997 and 1996,
      respectively                                               122                   160
                                                            --------              --------

         Total expenses                                          783                   835
                                                            --------              --------

Loss from operations                                            (205)                 (209)
                                                             --------               -------

Loss in unconsolidated joint venture                              ---                  (78)
                                                             ---------              -------

Net loss                                                     $   (205)            $   (287)
                                                              ========             ========

Net loss per limited partnership
    current unit                                            $  (16.35)           $ (22.87)
                                                            =========            ========

Number of limited partnership current
    units outstanding during the period
    used to compute net loss per
    limited partnership current unit                          12,297               12,297
                                                            ========             ========


                 See accompanying notes to financialstatements.


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity
                      (Deficit) For the three months ended
                             March 31, 1997 and 1996
                                 (in thousands)
                                   (Unaudited)




                                                                                                      Total         Total
                                     General                    Limited Partners                     Limited      Partners'
                                     Partner          Current       Deferred         Growth         Partners       Equity


Balance at December 31, 1996         $     (162)      $    2,024     $      ---     $      ---       $   2,024   $  1,862

Net loss                                     (4)            (201)           ---            ---            (201)        (205)
                                     ----------       ----------     ----------     ----------       ---------   ----------

Balance at March 31, 1997            $     (166)      $    1,823     $      ---     $      ---       $   1,823     $  1,657
                                     ==========       ==========     ==========     ==========       =========    =========

Balance at December 31, 1995         $     (128)      $    3,714     $      ---     $      ---       $   3,714     $  3,586

Net loss                                     (6)            (281)           ---            ---            (281)        (287)
                                     ----------       ----------     ----------     ----------       ---------   ----------

Balance at March 31, 1996            $     (134)      $    3,433     $      ---     $      ---       $   3,433     $  3,299
                                     ==========       ==========     ==========     ==========       =========   ===========
















                 See accompanying notes to financialstatements.

                                          OUTLOOK INCOME/GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                       Statements of Cash Flows (in thousands)
                                                     (Unaudited)

                                                                           Three months ended
                                                                                March 31,
                                                                           1997               1996
Cash flows from operating activities:
  Net loss                                                         $       (205)      $      (287)
Adjustments to reconcile net loss to net
  cash provided by (used for) operating activities:
    Loss in unconsolidated joint venture                                    ---                 78
    Depreciation and amortization                                            72                153
    Amortization of loan fees, included in interest expenses                 27                  2
Changes in certain assets and liabilities:
    Accounts receivable                                                      54                (46)
    Deferred financing costs and other fees                                 (37)               (13)
    Other assets                                                            (8)                (49)
    Accounts payable and accrued expenses                                   (37)               (53)
    Interest payable                                                        186                 59
    Other liabilities                                                         4                 (5)
                                                                     ----------         ----------

       Net cash provided by (used for) operating activities                  56               (161)
                                                                     ----------         ----------

Cash flows from investing activities:
    Payments received on notes receivable from unconsolidated
      joint venture                                                         ---                105
    Increase in  notes receivable from unconsolidated
      joint venture                                                         (50)               ---
                                                                     ----------         ----------

       Net cash provided by (used for) investing activities                 (50)               105
                                                                     ----------         ----------

Cash flows from financing activities:
  Net loan proceeds                                                         140                ---
  Notes payable principal payments                                          (20)               (38)
                                                                     ----------         ----------

       Net cash provided by (used for) financing activities                 120                (38)
                                                                     ----------         ----------

Net increase (decrease) in cash and cash equivalents                        126                (94)

Cash and cash equivalents at beginning of period                            773              1,816
                                                                     ----------         ----------

Cash and cash equivalents at end of period                           $      899         $    1,722
                                                                     ==========         ==========



                                                    - continued -

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

              Statements of Cash Flows - continued - (in thousands)
                                   (Unaudited)




Supplemental disclosure of cash flow information:
    Cash paid for interest                            $      270     $      298
                                                      ==========     ==========

Supplemental disclosure of refinancing activity:
    New financing                                     $    8,500     $      ---
    Original financing paid off in escrow                 (8,277)           ---
    Increase in other assets and loan fees                   (11)           ---
    Accrued interest expense paid through escrow             (72)           ---
                                                      -----------     ---------
Net loan proceeds                                     $      140     $      ---
                                                      ==========      =========




























                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)



Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), as of March 31, 1997 and December 31, 1996, and the related statements of operations, changes in partners' equity and cash flows for the three months ended March 31, 1997 and 1996.

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

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

Reclassifications - Certain 1996 balances have been reclassified to conform with the current year presentation.

Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, the Partnership pays the General Partner compensation for services provided to the Partnership. Glenborough Corporation ("Glenborough") provides property management services and was compensated for such services as follows:

                                            Three months ended March 31,
                                             1997                       1996
Management fees                        $     30,000               $     28,000
Property management salaries                  6,000                      6,000
                                       ------------               ------------
                                       $     36,000               $     34,000
                                       ============               ============

The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used for or by the Partnership. Glenborough was reimbursed $106,000 and $118,000 for such expenses during the three months ended March 31, 1997 and 1996, respectively. These amounts are included in general and administrative expenses.

As of March 31, 1997, GPA Ltd., a partnership with the same general partner as the Partnership, has purchased 1,953 limited partnership units (a 6% interest) from two unaffiliated limited partners. In April, 1997, GPA Ltd., acquired an additional 813 limited partnership units from an unaffiliated limited partner.

Note 4.               INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

The Partnership holds an undivided 50% general partner interest in Huntington Breakers Apartments, Limited (the Breakers Partnership). The Breakers Partnership owns a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986.

At December 31, 1996, the Partnership's share of losses from the Breakers Partnership exceeded its investments in and advances to the Breakers Partnership by approximately $46,000. These excess losses were not recognized by the Partnership as it had no obligations to fund such losses. The Partnership's share of net income from the Breakers Partnership for the first quarter of 1997 was equal to the unrecognized losses from 1996. Therefore, the 1997 income from the Breakers Partnership has been netted with the deferred losses as of December 31, 1996, and no income or loss from investment in unconsolidated joint venture has been reflected in the accompanying statement of operations for the three months ended March 31, 1997. During the quarter ended March 31, 1997, the Partnership advanced Breakers Partnership $50,000 which is included in the accompanying balance sheet at March 31, 1997.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


Summary condensed balance sheet information as of March 31, 1997 and December 31, 1996, and condensed statements of operations for the three months ended March 31, 1997 and 1996, are as follows (in thousands):

                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                                 Balance Sheets

                                                         March 31,                December 31,
                                                            1997                       1996
Net real estate investment                             $     15,737               $     15,763
Other assets                                                  1,370                      1,279
                                                       ------------               ------------
         Total assets                                  $     17,107               $     17,042
                                                       ============               ============

Notes payable                                          $     19,535               $     19,761
Notes payable to Outlook Income/Growth Fund VIII              1,085                      1,014
Other liabilities                                             1,253                      1,078
                                                       ------------               ------------

         Total liabilities                                   21,873                     21,853
                                                       ------------               ------------

Partners' deficit:
         Outlook Income/Growth Fund VIII                     (3,140)                    (3,185)
         Other Partners, net                                 (1,626)                    (1,626)
                                                       ------------               ------------

         Total Partners' Deficit                             (4,766)                    (4,811)
                                                       ------------               ------------

                                                       $     17,107               $     17,042
                                                       ============               ============

                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                       Condensed Statements of Operations
               For the three months ended March 31, 1997 and 1996

                                     1997                       1996
                                   ----------                 --------
Revenues                        $     891               $        899
Expenses                              845                        977
                                   ----------                 ---------

Net income (loss)               $      46               $        (78)
                                   ==========                 =========

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


As of March 31, 1997, the Breakers Partnership has a $16,000,000, 7-day variable rate (3.45% at March 31, 1997) note payable secured by a first deed of trust and letter of credit in the amount of $16,184,000. The note requires monthly interest only installments and matures on July 1, 2014, at which time all remaining principal and interest will be due and payable.

The Breakers Partnership also has a $3,535,000 note payable secured by a second trust deed. The note accrues interest at LIBOR plus 1.5% (6.97% at March 31, 1997) and is payable in monthly interest only installments until June 1, 2001, at which time all remaining principal and interest will be due and payable.

Huntington Breakers must comply with certain covenants relating to the aforementioned notes which include maintenance of a Cash Collateral Account, as defined, quarterly excess property income (total property income less carrying costs, operating expenses, management fees, debt service payments, capital expenditures and bond interest fees and expenses equals excess property income), and the holding open for lease of at least 20% of the property's units to tenants qualifying as "low income". For the three months ended March 31, 1997, the Partnership paid $226,000 in excess property income payments. It is management's opinion that the Partnership is in compliance with all required terms of the loan agreement.

Note 5.               NOTES PAYABLE

A summary of notes payable as of March 31, 1997 and 1996 are as follows (outstanding balances in thousands):

                                                                                   1997               1996
                                                                                   ----               ----
9.38% note payable  related to San Mar Plaza,  secured by a first deed of trust;
payable in monthly  principal and interest  installments  of $60,600 through the maturity  date of April  1,1997,  at  which  time all  remaining  principal  and interest  became  due and  payable.  Management  and the  lender  are  currently negotiating an amendment to the loan;  however,  a viable agreement has not been reached  as of the  date of the  filing  and the  ultimate  resolution  as to an
amendment to the loan agreement is not presently determinable.                     $ 6,476           $ 6,590

$8,500,000  note payable  related to Silver  Creek Plaza,  secured by a first  deed of trust;  bears  interest  at the Wells  Fargo  Bank prime rate plus one and one-half  percent (10% at March 31,  1997),  requires monthly  interest  only payments and has a maturity date of January 22,
1998.                                                                                8,500               ---





                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP
                          Notes to Financial Statements

                                 March 31, 1997
                                   (Unaudited)


9.75%  matured  note payable  related to Silver Creek Plaza,  secured by a first deed of trust. On January 22, 1997, the Partnership  obtained an $8,500,000 loan from Wells Fargo Bank and paid-off  the matured  first and second deeds of trust
on Silver Creek Plaza.                                                                 ---             7,324

9.5%  matured note  payable  related to Silver Creek Plaza,  secured by a second deed of trust. On January 22, 1997, the Partnership  obtained an $8,500,000 loan from Wells Fargo Bank and paid-off the maturedfirst and second deeds of trusts
 on Silver Creek Plaza                                                                 ---             1,007
                                                                                   --------          ---------

Total notes payable                                                                $ 14,976          $14,921
                                                                                    ========         =========

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

Management intends to present a plan of Partnership liquidation for an investor vote in 1997. The carrying value of the investments in real estate at March 31, 1997 does not purport to represent the ultimate sales price the Partnership will realize from the disposition of these assets nor are the amounts reflected in the accompanying financial statements intended to represent the ultimate amount to be distributed to partners if the plan is adopted.

On January 22, 1997, the Partnership obtained an $8,500,000 loan from Wells Fargo Bank to pay-off the matured first and second deeds of trust on Silver Creek Plaza. The new first deed of trust is secured by Silver Creek Plaza, with a maturity date of January 22, 1998. The Silver Creek property is listed for sale and is classified as rental property held for sale on the Partnership's balance sheets.

As of March 31, 1997, the Partnership owns a 96,206 square foot shopping center (San Mar Plaza), a shopping center consisting of 83,000 square feet of ground leases and 71,000 square feet of leasable retail space (Silver Creek Plaza), and a 50% joint venture interest in a 342-unit apartment complex (Huntington Breakers Apartments).

Management believes that the Partnership's available cash together with cash generated from operations and net proceeds upon the eventual sales of the properties will be sufficient to finance the cash requirements of the Partnership.

The Huntington Breakers joint venture generated losses in excess of the Partnership's original investment. These excess losses were applied as a reduction in the advances to the unconsolidated joint venture. Any future losses exceeding cash advances to the unconsolidated joint venture will be recognized only upon a sale or other disposition of the joint venture interest as the Partnership is not obligated nor does it intend to restore any deficits which may accumulate in its joint venture capital account.

Results of Operations

The $35,000, or 6%, decrease in rental income during the three months ended March 31, 1997 compared to the same period in 1996, was due to a reduction in occupancy at the San Mar Plaza property partially offset by an increase in occupancy at the Silver Creek Plaza property. The occupancy rates at March 31, 1997 and March 31, 1996 were 87% and 97%, respectively, at San Mar Plaza and 93% and 84%, respectively, at Silver Creek Plaza.

Interest and other income decreased by $13,000, or 62%, during the three months ended March 31, 1997 compared to the same period in 1996, as a result of a lower average invested cash balance of $1,295,000 for the first quarter of 1997 compared to $1,769,000 for the first quarter of 1996.

During the three months ended March 31, 1997 compared to the three months ended March 31, 1996, operating expenses increased by $15,000, or 9%. The Silver Creek Plaza property realized a $10,000, or 6%, increase in operating expenses due to the 1997 write-off of prior year tenant receivables and an increase in management fees attributable to increased rental income. The San Mar Plaza property incurred a $5,000, or 3%, increase in operating expenses due to advertising and janitorial costs associated with marketing the vacant spaces and improving the appeal of the property.

The increase in interest expense of $52,000, or 14%, during the three months ended March 31, 1997 compared to the same period in 1996, is primarily due to the refinancing of the Silver Creek Plaza property upon the maturity of the loans.

Due to the cessation of depreciation on the rental property held for sale, Silver Creek Plaza, depreciation and amortization decreased by $81,000, or 53%, during the three months ended March 31, 1997 compared to the same period in 1996.

During the three months ended March 31, 1997 compared to the same period in 1996, general and administrative expenses decreased by 24%, or $38,000, as a result of lower legal fees due to a 1996 settlement and lower professional fees attributable to non-recurring property appraisal fees incurred in 1996.

San Mar Plaza:

At March 31, 1997, San Mar Plaza was 87% occupied (equal to 12,562 square feet of vacant space), which was ten percentage points lower than the March 31, 1996 occupancy. In August 1996, 10,962 square feet of the current vacancy of 12,562 occurred when Hastings Books, Music & Video terminated its lease and sub-leased the vacant grocery store space currently leased by The Kroger Company. Management is currently negotiating with a restaurant to lease 10,962 square feet of vacant space. A lease has been drafted for the remaining 1,600 square feet of vacant space, and is being reviewed by a prospective tenant. Management continues to monitor 1997 lease expirations to negotiate renewals.

Silver Creek:

Silver Creek was 93% occupied at March 31, 1997, which was nine percentage points higher than the March 31, 1996 occupancy. However, in April 1997 a tenant, which occupied 2,700 square feet, vacated the premises upon lease expiration. Management is optimistic about leasing the vacant spaces since a number of potential tenants have expressed interest in the shopping center.

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

The property was 94% occupied at March 31, 1997, which is one percentage point higher than the March 31, 1996, occupancy. Occupancies in the competing complexes have improved and the competition has reduced rental concessions offered to draw in new tenants. Management believes the market has improved and continues an aggressive marketing campaign to attract new tenants and maintain occupancy.

Huntington Breakers total expenses have decreased during the three months ended March 31, 1997 compared to the same period in 1996, primarily as a result of reduction in interest expense of $149,000, due to the new financing arrangements offset by an increase in operating expenses of $13,000 related to furniture rental expense and carpet replacement costs combined with an increase in depreciation and amortization of $4,000 resulting from increased capital expenditures.

PART II. OTHER INFORMATION


Item 1.           Legal Proceedings

                  The Partnership is not a party to, nor any of its assets the subject of, any material pending legal proceedings.

Item 2.           Changes in Securities

                  Not applicable.

Item 3.           Defaults Upon Senior Securities

                  Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP


                      By:   Glenborough Corporation,
                            a California corporation
                            Managing General Partner




Date: May 15, 1997    By:    /s/ Terri Garnick
                            ------------------------
                            Terri Garnick
                            Chief Financial Officer