Form 10-Q
period 1997-06-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1997-08-14
CIK 771998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

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

                                    Yes X No__

          Total number of units outstanding as of June 30, 1997: 34,992

PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

                                         OUTLOOK INCOME/GROWTH FUND VIII,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                                   Balance Sheets
                                     (in thousands, except units outstanding)
                                                    (Unaudited)
                                                                              June 30,
                                                                                 1997                December 31,
                                                                         (in Liquidation)                 1996
Assets
Investments in real estate:
    Rental property, net of accumulated
       depreciation of $2,808 at December 31, 1996                             $      ---            $     6,301
    Rental property held pending foreclosure                                        6,173                    ---
    Rental property held for sale                                                     ---                  9,490
                                                                               ----------            -----------
    Total real estate investments                                                   6,173                 15,791

Cash and cash equivalents                                                             851                    773
Accounts receivable, net                                                               68                     79
Investment in and advances to unconsolidated joint venture                            498                    ---
Deferred financing costs and other fees, net of accumulated
  amortization of $122 and $470 at June 30, 1997 and
  December 31, 1996, respectively                                                      26                    122
Other assets                                                                            7                     63
                                                                               ----------            -----------
           Total assets                                                        $    7,623            $    16,828
                                                                               ==========            ===========
Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                              $    6,446            $    14,773
    Accounts payable and accrued expenses                                              69                    127
    Interest payable                                                                   50                      8
    Other liabilities                                                                  25                     58
                                                                               ----------            -----------
           Total liabilities                                                        6,590                 14,966
                                                                               ----------            ------------
Partners' equity (deficit):
    General Partner                                                                  (179)                  (162)
    Limited Partners, 34,992 limited partnership
       units outstanding                                                            1,212                  2,024
                                                                               ----------            ------------
           Total partners' equity                                                   1,033                  1,862
                                                                               ----------            ------------
              Total liabilities and partners' equity                           $    7,623            $    16,828
                                                                               ==========            ============

                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                          Three months ended                       Six months ended
                                                               June 30,                                June 30,
                                                   (in Liquidation)                       (in Liquidation)
                                                         1997               1996                  1997              1996

 Revenues:
   Rental income                                    $      558         $      611             $   1,128        $    1,216
   Interest and other income                                 5                 19                    13                40
                                                    ----------         ----------             ---------        ----------
        Total revenues                                     563                630                 1,141             1,256
                                                    ----------         ----------             ---------        ----------
Expenses:
   Operating, including $69 and $70 paid
     to affiliates in the six months ended
     June 30, 1997 and 1996, respectively                  207                184                   385               347
   Loss on sale of property                                599                ---                   599               ---
   Interest                                                299                363                   710               722
   Depreciation and amortization                            71                100                   143               253
   General and administrative, including
    $214 and $235 paid to affiliates in the
    six months ended June 30, 1997 and
    1996, respectively                                     126                146                   248               306
                                                    ----------         ----------               --------         --------
        Total expenses                                   1,302                793                 2,085             1,628
                                                    ----------         ----------              ----------       ----------
Loss from operations and disposition
   of investment in real estate                           (739)              (163)                 (944)             (372)
                                                    ----------         ----------              ----------      -----------
Income (loss) in unconsolidated
   joint venture                                            115               (86)                    115            (164)
                                                    -----------        ----------             -----------      -----------
Net loss                                            $     (624)        $     (249)            $     (829)      $     (536)
                                                    ===========        ==========             ===========      ===========
Net loss per limited partnership
   current unit                                     $   (49.68)        $   (19.84)            $   (66.03)      $   (42.72)
                                                    ==========         ==========             ===========      ===========
Number of limited partnership
   current units outstanding during
   the period used to compute net loss
   per limited partnership current unit                 12,297             12,297                12,297            12,297
                                                    ===========        ==========             ===========      ===========

                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                         Statements of Partners' Equity(Deficit)
        For the six months ended June 30, 1997 (in Liquidation) and 1996
                                 (in thousands)
                                   (Unaudited)




                                                                                                      Total         Total
                                        General                 Limited Partners                      Limited      Partners'
                                        Partner        Current       Deferred         Growth         Partners       Equity


Balance at December 31, 1996        $     (162)      $    2,024     $      ---     $      ---       $   2,024        $  1,862

Net loss                                   (17)            (812)           ---            ---            (812)          (829)
                                    -----------      ----------     -----------     ----------      ----------       --------
Balance at June 30, 1997
   (in Liquidation)                 $     (179)      $    1,212     $      ---     $      ---       $   1,212        $  1,033
                                    ==========       ==========     ===========    ==========       ==========       ========

Balance at December 31, 1995        $     (128)      $    3,714     $      ---     $      ---       $   3,714        $  3,586

Net loss                                   (11)            (525)           ---            ---            (525)          (536)
                                    ----------       ----------     -----------    ----------       ----------       ---------
Balance at June 30, 1996            $     (139)      $    3,189     $      ---     $      ---       $   3,189        $  3,050
                                    ==========       ==========     ===========    ==========       ==========       =========
















                 See accompanying notes to financial statements.

                                          OUTLOOK INCOME/GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                              Statements of Cash Flows
                                                     (in thousands)
                                                     (Unaudited)


                                                                                          Six months ended
                                                                                              June 30,
                                                                                      1997
                                                                               (in Liquidation)            1996
                                                                                --------------        -----------
Cash flows from operating activities:
  Net loss                                                                         $     (829)    $         (536)
Adjustments to reconcile net loss to net
  cash used for operating activities:
    Loss on sale of property                                                              599               ---
    (Income) loss in unconsolidated joint venture                                        (115)               164
    Depreciation and amortization                                                         143                253
    Amortization of loan fees, included in interest expense                                41                  9
Changes in certain assets and liabilities:
    Accounts receivable                                                                    11                (47)
    Deferred financing costs and other fees                                              (112)               (22)
    Other assets                                                                           56                 (7)
    Accounts payable and accrued expenses                                                 (58)               (66)
    Interest payable                                                                      114                 59
    Other liabilities                                                                     (33)                (3)
                                                                                     ---------           ---------
       Net cash used for operating activities                                            (183)              (196)
                                                                                     ---------           ---------
Cash flows from investing activities:
    Payments received on notes receivable from unconsolidated
      joint venture                                                                       ---                180
    Increase in  notes receivable from unconsolidated
      joint venture                                                                      (383)              (375)
                                                                                      --------            --------
       Net cash used for investing activities                                            (383)              (195)
                                                                                      --------            --------
Cash flows from financing activities:
  Net proceeds from sale of property                                                    9,054                ---
  Net loan proceeds                                                                       140                ---
  Notes payable principal payments                                                     (8,550)               (81)
                                                                                      --------            --------
       Net cash provided by (used for) financing activities                               644                (81)
                                                                                      --------            --------
Net increase (decrease) in cash and cash equivalents                                       78               (472)

Cash and cash equivalents at beginning of period                                          773              1,816
                                                                                      --------            --------
Cash and cash equivalents at end of period                                         $      851         $    1,344
                                                                                      ========            ========
                                               - continued -

                                          OUTLOOK INCOME/GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                       Statements of Cash Flows - continued -
                                                     (in thousands)
                                                     (Unaudited)


                                                                                         Six months ended
                                                                                              June 30,
                                                                                      1997
                                                                               (in Liquidation)          1996
                                                                                ---------------      -------------
Supplemental disclosure of cash flow information:
    Cash paid for interest                                                         $      627         $      655
                                                                                   ==========         ==========
Supplemental disclosure of refinancing activity:
    New financing                                                                  $    8,500         $      ---
    Original financing paid off in escrow                                              (8,277)               ---
    Increase in other assets and loan fees                                                (11)               ---
    Accrued interest expense paid through escrow                                          (72)               ---
                                                                                   ----------         ----------
Net loan proceeds                                                                  $      140         $      ---
                                                                                   ==========         ==========
Supplemental disclosure of property sale:
    Sales price                                                                    $    9,625         $      ---
    Sales commissions and fees                                                           (550)               ---
    Holdback funds for tenant improvements                                                (21)               ---
                                                                                   ----------         ----------
Net proceeds from sale of property                                                 $    9,054         $      ---
                                                                                   ==========         ==========
Loss on sale of property:
    Sales price, net of costs of sale                                              $    9,075         $      ---
    Less:  Basis in investment in real estate                                          (9,511)               ---
    Less:  Unamortized deferred financing costs and
       other fees                                                                        (163)               ---
                                                                                   ----------         ----------
    Loss on sale of property                                                       $     (599)        $      ---
                                                                                   ==========         ==========









                 See accompanying notes to financialstatements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Note 1.           THE PARTNERSHIP AND ITS SIGNIFICANT ACCOUNTING POLICIES

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), as of June 30, 1997 and December 31, 1996, and the related statements of operations, for the three and six months ended June 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the six months ended June 30, 1997 and 1996.

As of June 30, 1997, the Partnership owned the following two real estate assets:
(i) San Mar Plaza, a shopping center located in San Marcos, Texas; and (ii) a 50% general partner interest in Huntington Breakers Apartments, Limited. On May 15, 1997, the loan secured by San Mar Plaza matured. Due to unsuccessful negotiations with the lender to restructure the terms of the debt and insufficient equity in the property, the Partnership did not pay off the loan upon maturity and, as a result, defaulted on the terms of the loan. On July 1, 1997, title to the San Mar Plaza property was transferred to the lender pursuant to an agreement between the Partnership and the lender. On July 14, 1997, Huntington Breakers Apartments, Limited entered into a purchase and sale agreement with an unaffiliated third party for the sale of its sole real estate asset, the Huntington Breakers Apartment complex. Upon completion of the above-noted transactions and the satisfaction of any remaining liabilities, the Partnership plans to disburse any remaining cash to the partners and liquidate the Partnership.

The Partnership has three types of units: (i) Current Units (12,297 units currently outstanding); (ii) Deferred Units (8,424 units currently outstanding); and (iii) Growth Units (14,271 units currently outstanding). Each type of unit was designed to provide a different type of return to the investor.

Basis of Accounting - The accompanying financial statements as of and for the six months ended June 30, 1997 are presented on a liquidation basis of accounting, as the Partnership intends to liquidate upon completion of the sale of the Huntington Breakers Apartment complex. The accounting during the period of liquidation includes adjustments, where appropriate, of individual assets and liabilities to their estimated net-realizable value. No write down was necessary as of June 30, 1997, as assets are stated at or below their expected net-realizable values.

Reclassifications - Certain 1996 balances have been reclassified to conform to the current year presentation.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, the Partnership pays the General Partner, Glenborough Corporation ("Glenborough"), compensation for services provided to the Partnership. Glenborough provides property management services and was compensated for such services as follows:

                                             Six months ended June 30,
                                            1997                 1996

Management fees                      $     58,000         $     58,000
Property management salaries               11,000               12,000
                                     -------------        -------------
                                     $     69,000         $     70,000

The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership. Glenborough was reimbursed $214,000 and $235,000 for such expenses during the six months ended June 30, 1997 and 1996, respectively. These amounts are included in general and administrative expenses.

As of June 30, 1997, GPA Ltd., a partnership with the same General Partner as the Partnership, has purchased 2,766 limited partnership units (a 7.9% interest) from two unaffiliated limited partners.

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

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Net losses from operations are generally allocated ninety-nine percent (99%) to the Partnership and one percent (1%) to the other partners in proportion to the number of units held by each of the other partners. Net income from operations will be allocated in the same amounts and in the same ratios as any distributions made to the partners, and then in the same amounts and in the same ratios that previous allocations of net losses from operations were made to the partners. Thereafter, allocations will be made to the partners in proportion to the number of units held by each partner.

At December 31, 1996, the Partnership's share of losses from the Breakers Partnership exceeded its investments in and advances to the Breakers Partnership by approximately $46,000. These excess losses were not recognized by the Partnership as it had no obligations to fund such losses. The Partnership's share of net income from the Breakers Partnership for the six months ended June 30, 1997 exceeded the unrecognized losses as of December 31, 1996. Therefore, the 1997 income from the Breakers Partnership has been netted with the deferred losses as of December 31, 1996, and the remaining income of $115,000 is reflected in the accompanying statement of operations for the three and six months ended June 30, 1997. During the quarter ended June 30, 1997, the Partnership advanced Breakers Partnership $383,000 which is included in the accompanying balance sheet at June 30, 1997.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)

Summary condensed balance sheet information as of June 30, 1997 and December 31, 1996, and condensed statements of operations for the six months ended June 30, 1997 and 1996, are as follows (in thousands):

                                        Huntington Breakers Apartments, Limited,
                                            A California Limited Partnership
                                                     Balance Sheets

                                                                          June 30,                 December 31,
                                                                             1997                       1996

Net real estate investment, held for sale                               $     15,918               $     15,763
Other assets                                                                   1,371                      1,279
                                                                        ------------               ------------
         Total assets                                                   $     17,289               $     17,042
                                                                        ============               ============

Notes payable                                                           $     19,292               $     19,761
Notes payable to Outlook Income/Growth Fund VIII                               1,445                      1,014
Other liabilities                                                              1,201                      1,078
                                                                        ------------               ------------
         Total liabilities                                                    21,938                     21,853
                                                                        ------------               ------------
Partners' deficit:
         Outlook Income/Growth Fund VIII                                      (3,025)                    (3,185)
         Other Partners, net                                                  (1,624)                    (1,626)
                                                                        ------------               -------------
         Total partners' deficit                                              (4,649)                    (4,811)
                                                                        ------------               -------------
Total liabilities and partners' deficit                                 $     17,289               $     17,042
                                                                        ============               =============

                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                       Condensed Statements of Operations
                 For the six months ended June 30, 1997 and 1996

                                                                             1997                       1996

Revenues                                                                $      1,823               $       1,812
Expenses                                                                       1,661                       1,978
                                                                        ------------               -------------
Net income (loss)                                                       $        162               $       (166)
                                                                        ============               =============

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)


As of June 30, 1997, the Breakers Partnership has a $16,000,000, 7-day variable rate (4.00% at June 30, 1997) note payable secured by a first deed of trust and letter of credit in the amount of $16,184,000. The note requires monthly interest only installments and matures on July 1, 2014, at which time all remaining principal and interest will be due and payable.

The Breakers Partnership also has a $3,292,000 note payable secured by a second trust deed. The note accrues interest at LIBOR plus 1.5% (7.21% at June 30, 1997) and is payable in monthly interest only installments until June 1, 2001, at which time all remaining principal and interest will be due and payable.

Huntington Breakers must comply with certain covenants relating to the aforementioned notes which include maintenance of a Cash Collateral Account, as defined, quarterly excess property income payments (total property income less carrying costs, operating expenses, management fees, debt service payments, capital expenditures and bond interest fees and expenses equals excess property income), and the holding open for lease of at least 20% of the property's units to tenants qualifying as "low income". For the six months ended June 30, 1997, the Partnership paid $469,000 in excess property income. It is management's opinion that the Partnership is in compliance with all required terms of the loan agreement.

On July 14, 1997, the Breakers Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of the Huntington Breakers Apartment complex. The sale is expected to close escrow in October 1997; however, the sale is subject to a number of contingencies and accordingly, there can be no assurance that the sale will be consummated. The Breakers Partnership would use the proceeds from the sale to pay off the related debt on the property, advances and amounts due to Partners, guaranty payments and preference accounts.

Note 5.           DISPOSITION OF PROPERTY

On May 28, 1997, the Partnership sold Silver Creek Plaza, a retail shopping center located at 1759 East Capitol Expressway in San Jose, California to Summit Commercial Properties, Incorporated an unrelated party ("the buyer"), for $9,625,000. The sale proceeds were used to pay off the loan secured by the property in the amount of $8,500,000 and settlement and other closing costs, including transaction fees payable to the general partner.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                                  June 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Note 6.           NOTES PAYABLE

On January 22, 1997, the Partnership obtained an $8,500,000 loan from Wells Fargo Bank and paid off the matured first and second deeds of trust on Silver Creek Plaza which had a total outstanding balance of $8,277,000. On May 28, 1997, the $8,500,000 loan was paid off upon the sale of the Silver Creek Plaza shopping center.

Note 7.           SUBSEQUENT EVENT

On May 15, 1997, the note payable secured by San Mar Plaza, a shopping center located at 900 Highway 80 in San Marcos, Texas, matured. Due to unsuccessful negotiations with the lender to restructure the terms of the debt and insufficient equity in the Property, the Partnership did not pay off the loan. On July 1, 1997, title to the San Mar Plaza property was transferred to the lender pursuant to an agreement between the Partnership and the lender. As of July 1, 1997, the outstanding loan balance secured by the Property was $6,436,000 and the net assets approximated $6,199,000.

The following pro forma financial statements represent the Partnership's balance sheet and statement of operations as of and for the six months ended June 30, 1997 and for the year ended December 31, 1996, as if the foreclosure of San Mar Plaza had occurred on January 1, 1996.

The pro forma adjustments reflect the sale of Silver Creek Plaza shopping center and the disposition of San Mar Plaza.

                                            OUTLOOK INCOME /GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP


                                              Notes to Financial Statements

                                                      June 30, 1997
                                                    (in Liquidation)
                                                       (Unaudited)


                                               Pro forma Balance Sheet
                                                   As of June 30, 1997
                                      (in thousands, except units outstanding)
                                                       (Unaudited)


                                                               Silver Creek         San Mar
                                             Historical(1)    Disposition(2)     Disposition(3)    Pro Forma

Assets Investment in real estate:
   Rental property held pending
   foreclosure                              $        6,173    $         ---     $      (6,173)   $         ---
                                            --------------    ---------------   --------------   -------------
       Total real estate investment                  6,173              ---            (6,173)             ---

Cash and cash equivalents                              851              ---               ---              851
Accounts receivable, net                                68              (37)              (24)               7
Investment in and advances to
   unconsolidated joint venture                        498              ---               ---              498
Deferred financing costs and
   other fees, net                                      26              ---               (26)             ---
Other assets                                             7               (5)               (2)             ---
                                            ---------------   ---------------   --------------   -------------
       Total assets                         $        7,623    $         (42)    $      (6,225)   $       1,356
                                            ==============    ===============   ==============   =============








                                               - continued -

                                            OUTLOOK INCOME /GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP


                                              Notes to Financial Statements

                                                      June 30, 1997
                                                    (in Liquidation)
                                                       (Unaudited)


                                         Pro forma Balance Sheet - continued
                                                   As of June 30, 1997
                                      (in thousands, except units outstanding)
                                                       (Unaudited)


                                                               Silver Creek         San Mar
                                             Historical(1)    Disposition(2)     Disposition(3)    Pro Forma

Liabilities and Partners' Equity (Deficit)
Liabilities:
   Note payable                             $        6,446    $         ---     $      (6,446)   $         ---
   Accounts payable and accrued
     expenses                                           69              ---               (52)              17
   Interest payable                                     50              ---               (50)             ---
   Other liabilities                                    25               (5)              (20)             ---
                                            --------------    --------------    --------------   --------------
     Total liabilities                               6,590               (5)           (6,568)              17
                                            --------------    --------------    --------------   --------------
Partners' equity (deficit):
   General Partner                                    (179)              (1)                7             (173)
   Limited Partners, 34,992 limited
     partnership units outstanding                   1,212              (36)              336            1,512
                                            --------------    --------------    -------------    ---------------
     Total partners' equity                          1,033              (37)              343            1,339
                                            --------------    --------------    -------------    ---------------
         Total liabilities and
           partners' equity                 $        7,623    $         (42)    $      (6,225)   $       1,356
                                            ==============    ==============    =============    ===============






                                               - continued -

                                            OUTLOOK INCOME /GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                              Notes to Financial Statements

                                                      June 30, 1997
                                                    (in Liquidation)
                                                       (Unaudited)

                                          Pro forma Statement of Operations
                                        For the six months ended June 30, 1997
                            (in thousands, except per unit amounts and units outstanding)
                                                     (Unaudited)

                                                               Silver Creek         San Mar
                                             Historical(1)    Disposition(2)     Disposition(3)    Pro Forma
Revenues:
    Rental income                           $        1,128    $        (596)    $        (532)   $         ---
    Interest income                                     13              ---               ---               13
                                            --------------    --------------    --------------   --------------
           Total revenues                            1,141             (596)             (532)              13
                                            --------------    --------------    --------------   --------------
Expenses:
    Operating                                          385             (260)             (125)             ---
    Loss on sale of property                           599             (599)              ---              ---
    Interest                                           710             (402)             (308)             ---
    Depreciation and amortization                      143              (10)             (133)             ---
    General and administrative                         248              (63)              (48)             137
                                             -------------    --------------    --------------    --------------
           Total expenses                            2,085           (1,334)             (614)             137
                                             -------------    -------------     --------------    --------------
Loss from operations and dispositions
    of investments in real estate                     (944)             738                82             (124)
                                             --------------   -------------     --------------    ---------------
Income in unconsolidated joint
    venture                                            115              ---               ---              115
                                            --------------    -------------     --------------   ----------------
Net loss                                    $         (829)   $         738     $          82    $          (9)
                                            ==============    =============     ==============   ================
Net loss per limited partnership
current unit                                $       (66.03)   $         ---     $         ---    $       (0.72)
                                            ===============   =============     ==============   =================
Number of limited  partnership  current
 units outstanding during the period used
 to compute net loss per limited
 partnership current unit                           12,297           12,297            12,297           12,297
                                            ===============  ==============     ==============   =================

                                               - continued -

                                            OUTLOOK INCOME /GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                              Notes to Financial Statements

                                                      June 30, 1997
                                                    (in Liquidation)
                                                       (Unaudited)

                                          Pro forma Statement of Operations
                                        For the year  ended  December  31, 1996
                             (in  thousands, except  per unit amounts and units outstanding)
                                                     (Unaudited)

                                                               Silver Creek         San Mar
                                             Historical(1)    Disposition(2)     Disposition(3)    Pro Forma
Revenues:
    Rental income                           $        2,333    $      (1,300)    $      (1,033)   $         ---
    Interest and other income                           57              ---               ---               57
                                            --------------    --------------    --------------   -------------
           Total revenues                            2,390           (1,300)           (1,033)              57
                                            --------------    --------------    --------------   -------------
Expenses:
    Operating                                          706             (464)             (242)             ---
    Interest                                         1,451             (826)             (625)             ---
    Depreciation and amortization                      530             (262)             (268)             ---
    General and administrative                         574             (139)             (105)             330
                                            --------------    --------------    --------------   -------------
           Total expenses                            3,261           (1,691)           (1,240)             330
                                            --------------    --------------    --------------   -------------
Net loss from operations                              (871)             391               207            (273)

Loss in unconsolidated
    joint venture                                     (853)             ---               ---            (853)
                                            ---------------   --------------    --------------   -------------
Net loss                                    $       (1,724)   $         391     $         207    $     (1,126)
                                            ===============   ==============    ==============   =============
Net loss per limited partnership
    current unit:                           $      (137.43)             ---     $         ---    $     (89.74)
                                            ==============    ==============    ==============   =============
Number of limited  partnership
  current units outstanding during
  the period used to compute net
  loss per limited partnership
  current unit                                    12,297           12,297            12,297           12,297
                                            ==============    ==============    ==============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On May 28, 1997, the Partnership sold Silver Creek Plaza to Summit Commercial Properties, Incorporated , an unrelated party, for $9,625,000. The sale proceeds were used to pay off the loan, secured by the property in the amount of $8,500,000 and settlement and other closing costs, including transaction fees payable to the general partner. The loss on sale totaled $599,000.

As of June 30, 1997, the Partnership owns a 96,206 square foot shopping center (San Mar Plaza) and a 50% joint venture interest in a 342-unit apartment complex (Huntington Breakers Apartments). The loan secured by the San Mar Plaza property matured on May 15, 1997. Due to unsuccessful negotiations with the lender to restructure the terms of the debt and insufficient equity in the Property, title to the property was transferred to the lender pursuant to an agreement between the Partnership and the lender on July 1, 1997.

On July 14, 1997, the Breakers Partnership entered into a purchase and sale agreement with an unaffiliated third party for the sale of the Huntington Breakers Apartment complex. The sale is expected to close escrow in October 1997; however, the sale is subject to a number of contingencies and accordingly, there can be no assurance that the sale will be consummated. With the proceeds from the sale, the Breakers Partnership would pay off the related debt on the property, advances and amounts due to Partners, guaranty payments and preference accounts.

Upon completion of the above-noted transactions and satisfaction of any remaining liabilities, the Partnership intends to disburse any remaining cash to the partners and liquidate the Partnership. Management believes that the Partnership's cash on hand as of June 30, 1997, together with the expected proceeds from the potential sale of Huntington Breakers, will be sufficient to fund the Partnership operations through the dissolution of the Partnership.

Results of Operations

The $53,000 and $88,000 decreases in rental income during the three and six months ended June 30, 1997 compared to the same periods in 1996 were due to the May 28, 1997 sale of Silver Creek Plaza and a reduction in occupancy at the San Mar Plaza property. The occupancy rates at San Mar Plaza were 87% and 97% at June 30, 1997 and June 30, 1996, respectively.

Interest and other income decreased by $14,000 and $27,000, respectively, during the three and six months ended June 30, 1997 compared to the same periods in 1996, as a result of a lower average invested cash balance of $1,295,000 and $635,000 for the three and six months ended June 30, 1997 compared to $1,769,000 and $1,300,000 for the three and six months ended June 30, 1996.

During the three and six months ended June 30, 1997 compared to the three and six months ended June 30, 1996, operating expenses increased by $23,000 and $38,000, respectively. The Silver Creek Plaza property realized a $22,000 and $32,000 increase in operating expenses during the three and six months ended June 30, 1997, due to the 1997 payment of supplemental property taxes which was partially offset by the overall decrease in operating expenses associated with the sale of the property on May 28, 1997.

The $599,000 loss on sale of property included in the Partnership's June 30, 1997 statement of operations resulted from the sale of Silver Creek Plaza.

The decrease in interest expense of $64,000 and $12,000 during the three and six months ended June 30, 1997 compared to the same periods in 1996, is primarily due to the pay off of the secured debt upon the sale of Silver Creek Plaza.

Due to the cessation of depreciation on Silver Creek Plaza, depreciation and amortization decreased by $29,000 and $110,000, respectively, during the three and six months ended June 30, 1997 compared to the same periods in 1996.

During the three and six months ended June 30, 1997 compared to the same periods in 1996, general and administrative expenses decreased by $20,000 and $58,000, respectively, as a result of lower legal fees due to a 1996 settlement, lower professional fees attributable to non-recurring property appraisal fees incurred in 1996.

The income (loss) in unconsolidated joint venture represents the Partnership's share of income (loss) in the Huntington Breakers Apartments joint venture.

 Huntington Breakers Apartments

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

The property was 96% occupied at June 30, 1997, which is two percentage points higher than the June 30, 1996, occupancy. Occupancies in the competing complexes have improved and the competition has reduced rental concessions offered to draw in new tenants. Management believes the market has improved and continues an aggressive marketing campaign to attract new tenants and maintain occupancy.

Huntington Breakers total expenses have decreased during the six months ended June 30, 1997 compared to the same period in 1996, primarily as a result of reduction in interest expense of $253,000, due to the financing arrangements obtained in July 1996, combined with the cessation of depreciation on June 1, 1997 when Huntington Breakers became classified as property held for sale.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                  On June 9, 1997, the Partnership filed a Current Report on Form 8-K with respect to the sale of Silver Creek Plaza, a retail shopping center located at 1759 East Capitol Expressway in San Jose, California.

                  On July 15, 1997, the Partnership filed a Current Report on Form 8-K with respect to the July 1, 1997 foreclosure of San Mar Plaza, a shopping center located at 900 Highway 80 in San Marcos, Texas.

                                                       SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP


                        By:   Glenborough Corporation,
                              a California corporation
                              Its Managing General Partner




Date: August 14, 1997   By:  /s/ Terri Garnick
                             Terri Garnick
                             Chief Financial Officer