Form 10-Q
period 1997-09-30
OUTLOOK INCOME GROWTH FUND VIII
filed 1997-12-09
CIK 771998

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1997

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

                                 (650) 343-9300
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X No

       Total number of units outstanding as of September 30, 1997: 34,992

PART I.  FINANCIAL INFORMATION


Item 1.           Financial Statements

                                         OUTLOOK INCOME/GROWTH FUND VIII,
                                         A CALIFORNIA LIMITED PARTNERSHIP

                                                   Balance Sheets
                                     (in thousands, except units outstanding)
                                                    (Unaudited)

                                                                            September 30,
                                                                                 1997                December 31,
                                                                         (in Liquidation)                 1996
Assets
Investments in real estate:
    Rental property, net of accumulated
       depreciation of $2,808 at December 31, 1996                             $      ---            $     6,301
    Rental property held for sale                                                     ---                  9,490
                                                                               ----------            -----------
       Total real estate investments                                                  ---                 15,791

Cash and cash equivalents                                                             697                    773
Accounts receivable, net                                                               39                     79
Investment in and advances to unconsolidated joint venture                            718                    ---
Deferred financing costs and other fees, net of accumulated
    amortization of $470 at December 31, 1996                                         ---                    122
Other assets                                                                            4                     63
                                                                               ----------            -----------

           Total assets                                                        $    1,458            $    16,828
                                                                               ==========            ===========

Liabilities and Partners' Equity (Deficit)
Liabilities:
    Notes payable                                                              $      ---            $    14,773
    Accounts payable and accrued expenses                                             246                    127
    Interest payable                                                                  ---                      8
    Other liabilities                                                                 ---                     58
                                                                               ----------            -----------

           Total liabilities                                                          246                 14,966
                                                                               ----------            -----------

Partners' equity (deficit):
    General Partner                                                                  (175)                  (162)
    Limited Partners, 34,992 limited partnership
       units outstanding                                                            1,387                  2,024
                                                                               ----------            -----------

           Total partners' equity                                                   1,212                  1,862
                                                                               ----------            -----------

              Total liabilities and partners' equity                           $    1,458            $    16,828
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

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                            Statements of Operations
          (in thousands, except units outstanding and per unit amounts)
                                   (Unaudited)

                                                          Three months ended                       Nine months ended
                                                             September 30,                           September 30,
                                                  (in Liquidation)                        (in Liquidation)
                                                        1997               1996                 1997              1996
                                                    ------------       -----------          -------------     --------
 Revenues:
   Rental income                                    $       27         $      569             $   1,155        $    1,785
   Gain on foreclosure of property                         265                ---                   265               ---
   Interest and other income                                 9                 15                    22                55
                                                    ----------         ----------             ---------        ----------

        Total revenues                                     301                584                 1,442             1,840
                                                    ----------         ----------             ---------        ----------

Expenses:
   Operating, including $69 and $106 paid
     to affiliates in the nine months ended
     September 30, 1997 and 1996,
     respectively                                            5                185                   390               532
   Loss on sale of property                                ---                ---                   599               ---
   Interest                                                ---                364                   710             1,086
   Depreciation and amortization                           ---                127                   143               380
   General and administrative, including
    $317 and $353 paid to affiliates in the
    nine months ended September 30, 1997
     and 1996, respectively                                337                141                   585               447
                                                    ----------         ----------             ---------        ----------

        Total expenses                                     342                817                 2,427             2,445
                                                    ----------         ----------             ---------        ----------

Loss from operations and dispositions
   of investments in real estate                           (41)              (233)                 (985)             (605)
                                                     -----------        ----------             ----------       ----------

Income (loss) in unconsolidated
   joint venture                                            220              (493)                    335            (657)
                                                     -----------        ----------             -----------      ----------

Net income (loss)                                   $       179        $     (726)            $     (650)      $   (1,262)
                                                     ===========        ==========             ===========      ==========

Net income (loss) per limited partnership
   current unit                                     $     14.23        $   (57.86)            $   (51.80)      $  (100.58)
                                                     ===========        ==========             ===========      ==========

Number of limited  partnership  current
   units outstanding during the period
   used to compute net income (loss)
   per limited partnership current unit                 12,297             12,297                12,297            12,297
                                                    ==========         ==========             =========        ==========

                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                     Statements of Partners' Equity(Deficit)
     For the nine months ended September 30, 1997 (in Liquidation) and 1996
                                 (in thousands)
                                   (Unaudited)




                                                                                                              Total         Total
                                               General                 Limited Partners                      Limited      Partners'
                                               Partner        Current       Deferred         Growth         Partners       Equity


Balance at December 31, 1996               $     (162)      $    2,024     $      ---     $      ---       $   2,024      $  1,862

Net loss                                          (13)            (637)           ---            ---            (637)        (650)
                                           -----------      -----------    ----------     ----------       ----------    ---------

Balance at September 30, 1997
   (in Liquidation)                        $     (175)      $    1,387     $      ---     $      ---       $   1,387      $  1,212
                                            ===========      ==========     ==========     ==========       =========    =========



Balance at December 31, 1995               $     (128)      $    3,714     $      ---     $      ---       $   3,714      $  3,586

Net loss                                          (25)          (1,237)           ---            ---          (1,237)      (1,262)
                                           ----------       ----------     ----------     ----------       ---------     ---------

Balance at September 30, 1996              $     (153)      $    2,477     $      ---     $      ---       $   2,477      $  2,324
                                           ==========       ==========     ==========     ==========       =========      ========










                 See accompanying notes to financial statements.

                                          OUTLOOK INCOME/GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                              Statements of Cash Flows
                                                     (in thousands)
                                                     (Unaudited)

                                                                                 Nine months ended
                                                                                   September 30,
                                                                               1997
                                                                          (in Liquidation)        1996
Cash flows from operating activities:
  Net loss                                                                 $    (650)      $    (1,262)
Adjustments to reconcile net loss to net
  cash used for operating activities:
    Gain on foreclosure of property                                             (265)              ---
    Loss on sale of property                                                     599               ---
    (Income) loss in unconsolidated joint venture                               (335)               657
    Depreciation and amortization                                                143                380
    Amortization of loan fees, included in interest expense                       41                 17
Changes in certain assets and liabilities:
    Accounts receivable                                                           21                (69)
    Deferred financing costs and other fees                                     (112)              (250)
    Other assets                                                                 59                 (48)
    Accounts payable and accrued expenses                                        166                (72)
    Interest payable                                                              64                 58
    Other liabilities                                                            (58)                (7)
                                                                          -----------        ----------

       Net cash used for operating activities                                   (327)              (452)
                                                                          -----------        ----------

Cash flows from investing activities:
    Additions to rental property                                                 ---                 (6)
    Payments received on notes receivable from unconsolidated
      joint venture                                                              ---                200
    Increase in  notes receivable from unconsolidated
      joint venture                                                             (383)              (375)
                                                                          -----------        -----------

       Net cash used for investing activities                                   (383)              (181)
                                                                          -----------        -----------

Cash flows from financing activities:
  Net proceeds from sale of property                                           9,054                ---
  Net loan proceeds                                                              140                ---
  Notes payable principal payments                                            (8,560)              (125)
                                                                          -----------        ----------

       Net cash provided by (used for) financing activities                      634               (125)
                                                                          ----------         ----------

Net decrease in cash and cash equivalents                                        (76)              (758)

Cash and cash equivalents at beginning of period                                 773              1,816
                                                                          ----------         ----------

Cash and cash equivalents at end of period                                $      697         $    1,058
                                                                          ==========         ==========

                                               - continued -

                                          OUTLOOK INCOME/GROWTH FUND VIII,
                                          A CALIFORNIA LIMITED PARTNERSHIP

                                       Statements of Cash Flows - continued -
                                                     (in thousands)
                                                     (Unaudited)


                                                              Nine months ended
                                                                September 30,
                                                           1997
                                                      (in Liquidation)          1996

Supplemental disclosure of cash flow information:
    Cash paid for interest                               $      677         $    1,011
                                                         ==========         ==========

Supplemental disclosure of refinancing activity:
    New financing                                        $    8,500         $      ---
    Original financing paid off in escrow                    (8,277)               ---
    Increase in other assets and loan fees                      (11)               ---
    Accrued interest expense paid through escrow                (72)               ---
                                                         -----------        ----------
Net loan proceeds                                        $      140         $      ---
                                                         ==========          =========

Supplemental disclosure of property sale:
    Sales price                                          $    9,625         $      ---
    Sales commissions and fees                                 (550)               ---
    Holdback funds for tenant improvements                      (21)               ---
                                                         ----------         ----------
Net proceeds from sale of property                       $    9,054         $      ---
                                                         ==========          =========

Loss on sale of property:
    Sales price, net of costs of sale                    $    9,075         $      ---
    Less:  Basis in investment in real estate                (9,511)               ---
    Less:  Unamortized deferred financing costs and
       other fees                                              (163)               ---
                                                         -----------        ----------
    Loss on sale of property                             $     (599)        $      ---
                                                         ===========        ==========

Gain on foreclosure of property:
    Loan amount                                         $     6,436         $      ---
    Less:  Basis in investment in real estate                (6,199)               ---
    Plus:  Accrued property taxes                                47                ---
    Less:  Accounts receivable, net                             (19)               ---
                                                         ----------         ----------
    Gain on foreclosure of property                      $      265         $      ---
                                                         ==========         ==========





                 See accompanying notes to financial statements.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Note 1.           THE PARTNERSHIP

In the opinion of Glenborough Corporation, the managing general partner, the accompanying unaudited financial statements contain all adjustments (consisting of only normal accruals) necessary to present fairly the financial position of Outlook Income/Growth Fund VIII, A California Limited Partnership (the "Partnership"), as of September 30, 1997 and December 31, 1996, and the related statements of operations for the three and nine months ended September 30, 1997 and 1996, and the changes in partners' equity (deficit) and cash flows for the nine months ended September 30, 1997 and 1996.

As of September 30, 1997, the Partnership owned a 50% general partner interest in Huntington Breakers Apartments, Limited. On October 1, 1997, Huntington Breakers Apartments, Limited ("the Breakers Partnership") sold the Huntington Breakers Apartment complex. On October 31, 1997, the Breakers Partnership paid the Partnership approximately $11,700,000 as repayment of advances, guaranty payments and preference amounts due to the Partnership.

With the receipt of the funds from the Breakers Partnership, the Partnership intends to pay off all liabilities, set aside a small amount for potential future obligations and distribute the remaining cash to its partners in accordance with the limited partnership agreement. The Partnership plans to distribute approximately $11,273,000, on November 14, 1997 to its partners. The planned distributions are as follows: Current Unit holders will receive approximately $5,961,000 (based on 12,297 units at $484.71 per unit), Deferred Unit holders will receive approximately $4,083,000 (based on 8,424 units at $484.71 per unit), the Growth Unit holders will receive approximately $1,116,000 (based on 14,271 units at $78.20 per unit) and the General Partner will receive approximately $113,000. Upon winding up all the business affairs of the Partnership, the Partnership will be dissolved.

Basis of Accounting - The accompanying financial statements as of and for the nine months ended September 30, 1997 are presented on a liquidation basis of accounting. The accounting during the period of liquidation includes adjustments, where appropriate, of individual assets and liabilities to their estimated net-realizable value. No write down was necessary as of September 30, 1997, as assets are stated at or below their expected net-realizable values.

Reclassifications - Certain 1996 balances have been reclassified to conform to the current year presentation.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                (in Liquidation)
                                   (Unaudited)


Note 2.           REFERENCE TO 1996 AUDITED FINANCIAL STATEMENTS
                  ----------------------------------------------

These unaudited financial statements should be read in conjunction with the Notes to Consolidated Financial Statements included in the 1996 audited financial statements.

Note 3.           TRANSACTIONS WITH AFFILIATES

In accordance with the Limited Partnership Agreement, Glenborough Corporation ("Glenborough"), the General Partner, is compensated for management services provided to the Partnership. Included in operating expenses for the nine months ended September 30, 1997 and 1996, are the following amounts paid to
Glenborough:


                                          Nine months ended September 30,
                                           1997                       1996
                                         --------                   ------
Management fees                       $     58,000               $     87,000
Property management salaries                11,000                     19,000
                                      ------------               ------------
                                      $     69,000               $    106,000
                                      ============               ============

The Partnership also reimbursed Glenborough for expenses incurred for services provided to the Partnership such as accounting, investor services, data processing, duplicating and office supplies, legal and administrative services, and the actual costs of goods and materials used on behalf of the Partnership. Glenborough was reimbursed $317,000 and $353,000 for such expenses during the nine months ended September 30, 1997 and 1996, respectively. These amounts are included in general and administrative expenses.

During 1997 the Partnership also paid Glenborough a $17,000 refinance fee for Silver Creek Plaza, a $265,000 disposition fee for Silver Creek Plaza and a $912,000 disposition fee for the sale of the Huntington Breakers Apartment complex.

As of September 30, 1997, GPA Ltd., a partnership with the same general partner as the Partnership, has purchased 2,796 limited partnership units (a 8.0% interest) from two unaffiliated limited partners.

Note 4.           INVESTMENT IN UNCONSOLIDATED JOINT VENTURE

 The  Partnership   holds  an  undivided  50%  general  partner  interest  in
 Huntington Breakers Apartments, Limited. As of September 30, 1997, the Breakers Partnership owned a 342-unit apartment complex located in Huntington Beach, California which was completed in March 1986. As stated in Note 1, on October1, 1997, the Breakers Partnership sold the apartment complex for

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                (in Liquidation)
                                   (Unaudited)


$30,400,000. The sale proceeds were used to payoff the related debt on the property and settlement and other closing costs. Approximately $11,700,000 of the net proceeds were used to pay advances, guaranty payments, and preference amounts due to the Partnership. With the settlement of all liabilities and the distribution of its assets, the Breakers Partnership will be dissolved.

The Partnership has recognized $335,000 of net income from the Breakers Partnership during the nine months ended September 30, 1997 which is reflected in the accompanying 1997 statement of operations. During the nine months ended September 30, 1997, the Partnership advanced Breakers Partnership $383,000 which is included in the accompanying balance sheet at September 30, 1997.

Summary condensed balance sheet information as of September 30, 1997 and December 31, 1996, and condensed statements of operations for the nine months ended September 30, 1997 and 1996, are as follows (in thousands):

                                                   Huntington Breakers Apartments, Limited,
                                                       A California Limited Partnership
                                                                Balance Sheets

                                                      September 30,              December 31,
                                                          1997                       1996
Net real estate investment, held for sale             $     15,923               $     15,763
Other assets                                                   559                      1,279
                                                      ------------               ------------
         Total assets                                 $     16,842               $     17,042
                                                      ============               ============

Notes payable                                         $     18,540               $     19,761
Notes payable to Outlook Income/Growth Fund VIII             1,476                      1,014
Other liabilities                                            1,252                      1,078
                                                      ------------               ------------

         Total liabilities                                  21,268                     21,853
                                                      ------------               ------------

Partners' deficit:
         Outlook Income/Growth Fund VIII                    (2,804)                    (3,185)
         Other Partners, net                                (1,622)                    (1,626)
                                                      -------------              ------------

         Total partners' deficit                            (4,426)                    (4,811)
                                                      -------------              ------------

Total liabilities and partners' deficit               $     16,482               $     17,042
                                                      ============               ============

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                (in Liquidation)
                                   (Unaudited)



                    Huntington Breakers Apartments, Limited,
                        A California Limited Partnership
                       Condensed Statements of Operations
              For the nine months ended September 30, 1997 and 1996

                                  1997                       1996
                              ----------                 --------
Revenues                     $    2,769                 $      2,783
Expenses                          2,384                        3,690
                             -----------                ------------
Net income (loss)            $      385                 $      (907)
                             ============               ============

Note 5.           DISPOSITION OF PROPERTY

On May 28, 1997, the Partnership sold Silver Creek Plaza, a retail shopping center located at 1759 East Capitol Expressway in San Jose, California to Summit Commercial Properties, Incorporated, an unrelated party, for $9,625,000. The sale proceeds were used to pay off the loan secured by the property in the amount of $8,500,000 and settlement and other closing costs, including transaction fees payable to the general partner.

On May 15, 1997, the note payable secured by San Mar Plaza, a shopping center located at 900 Highway 80 in San Marcos, Texas, matured. Due to unsuccessful negotiations with the lender to restructure the terms of the debt and insufficient equity in the Property, the Partnership did not pay off the loan. On July 1, 1997, title to the San Mar Plaza property was transferred to the lender pursuant to an agreement between the Partnership and the lender. As of July 1, 1997, the outstanding loan balance secured by the Property was $6,436,000 and the net assets approximated $6,171,000.

Note 6.           NOTES PAYABLE

On January 22, 1997, the Partnership obtained an $8,500,000 loan from Wells Fargo Bank and paid off the matured first and second deeds of trust on Silver Creek Plaza, which had a total outstanding balance of $8,277,000. On May 28, 1997, the $8,500,000 loan was paid off upon the sale of the Silver Creek Plaza shopping center.

                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP

                          Notes to Financial Statements

                               September 30, 1997
                                (in Liquidation)
                                   (Unaudited)



Note 7.           SUBSEQUENT EVENTS

As stated in Note 4, on October 1, 1997, Huntington Breakers Apartments, Limited, a joint venture in which the Partnership owned a 50% general partner interest, sold its sole real estate asset, a 342-unit apartment complex located in Huntington Beach, California. The 342-unit apartment complex was sold to an unrelated party for $30,400,000. The sale proceeds were used to payoff the first and second deeds of trusts, secured by the property totaling $18,500,000 and settlement and other closing costs. Approximately, $11,700,000 of the net proceeds were used to pay advances, guaranty payments and preference amounts due to the Partnership. With the settlement of all liabilities and distribution of its assets, Huntington Breakers Apartments, Limited will be dissolved.

On October 31, 1997, the Breakers Partnership paid the Partnership approximately $11,700,000. The Partnership intends to pay off all liabilities, set aside a small amount for potential future obligations and distribute the remaining cash to its partners in accordance with the limited partnership agreement. The Partnership plans to distribute approximately $11,273,000, on November 14, 1997 to its partners. The planned distributions are as follows: Current Unit holders will receive approximately $5,961,000 (based on 12,297 units at $484.71 per unit), Deferred Unit holders will receive approximately $4,083,000 (based on 8,424 units at $484.71 per unit), the Growth Unit holders will receive approximately $1,116,000 (based on 14,271 units at $78.20 per unit) and the General Partner will receive approximately $113,000. Upon winding up all the business affairs of the Partnership, the Partnership will be dissolved.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

On May 28, 1997, the Partnership sold Silver Creek Plaza to an unrelated party for $9,625,000. The sale proceeds were used to pay off the loan, secured by the property in the amount of $8,500,000 and settlement and other closing costs, including transaction fees payable to the general partner.

The loan secured by the San Mar Plaza property matured on May 15, 1997. Due to unsuccessful negotiations with the lender to restructure the terms of the debt and insufficient equity in the Property, title to the property was transferred to the lender pursuant to an agreement between the Partnership and the lender on July 1, 1997.

As of September 30, 1997, the Partnership owned a 50% joint venture interest in a 342-unit apartment complex (Huntington Breakers Apartments). On October 1, 1997 the Huntington Breakers Apartment complex sold for $30,400,000. The Breakers Partnership used the sale proceeds to payoff the first and second deeds of trusts secured by the property totaling $18,500,000 and other settlement and closing costs. Approximately, $11,700,000 of the net proceeds were used to pay advances, guaranty payments and preference amounts due to the Partnership. With the settlement of all liabilities and distribution of its assets, the Breakers Partnership will be dissolved.

With the receipt of the funds from the Breakers Partnership, the Partnership intends to pay off all liabilities, set aside a small amount for potential future obligations and distribute the remaining cash to its partners in accordance with the limited partnership agreement. The Partnership plans to distribute approximately $11,273,000, on November 14, 1997 to its partners. The planned distributions are as follows: Current Unit holders will receive approximately $5,961,000 (based on 12,297 units at$484.71 per unit), Deferred Unit holders will receive approximately $4,083,000 (based on 8,424 units at $484.71 per unit), the Growth Unit holders will receive approximately $1,116,000 (based on 14,271 units at $78.20 per unit) and the General Partner will receive approximately $113,000. Upon winding up all the business affairs of the Partnership, the Partnership will be dissolved.


Results of Operations

The $542,000 and $630,000 decreases in rental income during the three and nine months ended September 30, 1997 compared to the same periods in 1996 were due to the sale of Silver Creek Plaza on May 28, 1997 and the transfer of title of San Mar Plaza to the lender on July 1, 1997.

The $218,000 gain on foreclosure of property included in the Partnership's September 30, 1997 statement of operations resulted from the transfer of title of San Mar Plaza to the lender on July 1, 1997.

Interest and other income decreased by $6,000 and $33,000, respectively, during the three and nine months ended September 30, 1997 compared to the same periods in 1996, as a result of a lower average invested cash balance of $635,000 and $582,000 for the three and nine months ended September 30, 1997 compared to $867,000 and $1,333,000 for the three and nine months ended September 30, 1996.

During the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996, operating expenses decreased by $180,000 and $142,000, respectively, as a result of the May 28, 1997 sale of Silver Creek Plaza and the title transfer of San Mar Plaza to the lender on July 1, 1997.

The $599,000 loss on sale of property included in the Partnership's September 30, 1997 statement of operations resulted from the sale of Silver Creek Plaza.

The decrease in interest expense of $364,000 and $376,000 during the three and nine months ended September 30, 1997 compared to the same periods in 1996, is primarily due to the pay off of the secured debt upon the sale of Silver Creek Plaza and the July 1, 1997 San Mar Plaza title transfer.

Due to the cessation of depreciation and amortization on Silver Creek Plaza and San Mar Plaza, depreciation and amortization decreased by $127,000 and $237,000, respectively, during the three and nine months ended September 30, 1997 compared to the same periods in 1996.

During the three and nine months ended September 30, 1997 compared to the same periods in 1996, general and administrative expenses increased by $196,000 and $138,000, respectively, as a result of increased legal fees in connection with the liquidation of the Partnership, offset by lower professional fees attributable to non-recurring property appraisal fees incurred in 1996.

The income (loss) in unconsolidated joint venture represents the Partnership's share of income (loss) in the Huntington Breakers Apartments joint venture. Huntington Breakers Apartments net operating income increased during the nine months ended September 30, 1997 compared to the same period in 1996, as a result of the cessation of depreciation on June 1, 1997 when the apartment complex became classified as a property held for sale, combined with a reduction in interest expense and the write off of loan fees in 1996 attributable to financing arrangements obtained in July 1996.

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

                  None.

Item 5.           Other Information

                  None.

Item 6.           Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                  #27 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                  On October 15, 1997, the Partnership filed a Current Report on Form 8-K with respect to the sale of the Huntington Breakers
                  Apartment complex, the sole asset of Huntington Breakers Apartments, Limited, in which the Partnership held a 50% general partner interest.

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


                        OUTLOOK INCOME/GROWTH FUND VIII,
                        A CALIFORNIA LIMITED PARTNERSHIP


                        By:   Glenborough Corporation,
                              a California corporation
                              Its Managing General Partner




Date: November 14, 1997      By:    /s/ Terri Garnick
                                    ------------------
                              Terri Garnick
                              Chief Financial Officer